Form 10-Q
period 2013-03-31
Green Parts International, Inc.
filed 2013-06-18
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00175

GREENPARTS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-5535892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

844 Regina Dr.
Atlanta, GA	303018
(Address of principal executive offices)	(Zip Code)

(404) 589-8000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of June 12, 2013 the registrant had 64,618,604 shares of common stock outstanding.

Greenparts International, Inc.

INDEX TO FORM 10-Q

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	Unaudited	Audited
Assets
Current assets
Cash	$115,555	$49,255
Accounts receivable , net	92,532	52,825
Inventory, net	2,253,729	1,818,144
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Other current assets	109,195	62,636
Total Current Assets	2,679,671	2,091,520
Property, plant and equipment, net	2,195,880	2,209,304
Goodwill	600,371	600,371
Note receivable - net of current portion	205,000	220,000
Deferred Finance Cost - net of current portion	60,693	72,978
Deferred Income Taxes	182,453	182,453

Total Assets	$5,924,068	$5,376,626

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$326,064	$121,189
Environmental liabilities	90,000	90,000
Taxes Payable	342,429	345,704
Notes payable - current portion	1,246,487	971,786
Total Current Liabilities	2,004,980	1,528,679
Notes Payable - net of current portion	2,177,457	2,213,901
Notes Payable - related parties	382,700	298,700
Total Liabilities	4,565,137	4,041,280
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par value shares issued and outstanding 3,000 and 3,000
	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value; shares issued and outstanding 64,618,604 and 64,618,604
	64,619	64,619
Additional paid-in capital	3,246,944	3,246,944
Retained earnings	(1,955,632)	(1,979,217)
Total equity	1,358,931	1,335,346
Total liabilities and equity(Deficit)	$5,924,068	$5,376,626

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	Unaudited	Unaudited

Sales	$3,230,040	$2,968,969

Cost of Sales	2,544,258	2,506,414

Gross profit	685,782	462,555

Operating expenses	604,115	513,309

Net income from operations	81,667	(50,754)

Other income(expense)
Interest expense	(51,717)	(27,527)
Total Other Income (Expense)	(51,717)	(1,527)

Income from continuing operations
before income taxes	29,950	(52,281)

Income taxes	(6,365)	(855)

Net income	23,585	(79,136)

Comprehensive income(loss) items	-	-

Net comprehensive income	$23,585	$(79,136)

Basic and Diluted income per share Basic and diluted income per share
	(0.0004)	(0.0012)

Weighted average number of shares outstanding basic and diluted
	64,618,604	64,618,604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss) from continuing operations	$23,585	$(79,136)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	40,100	39,167
Amortization	12,285	-
Income tax provision	6,365	-

(Increase) decrease in accounts receivable	(39,707)	(32,978)
(Increase) decrease in inventory	(435,585)	122,637
(Increase) decrease in other assets	(46,559)	-
Increase (decrease) in accounts payable	204,875	(8,851)
Increase (decrease) in net income tax payable	(9,640)	(61,369)
Net cash used in operating activities	(244,281)	(20,530)
Cash flows from investing activities
Purchase fixed assets	(26,676)	-
Net cash provided(used) by investing activities	(26,676)	-
Cash flows from financing activities
Payments on notes payable	(21,817)	(145,387)
Payments on long term lease obligations	(18,867)	(20,602)
Payments received on note receivable	15,000	-
Net Proceeds from borrowings	278,941	171,421
Net Proceeds from related party borrowings	84,000	-
Net cash provided(used) by financing activities	337,257	5,432

Net increase(decrease) in cash	66,300	(15,098)

Cash, beginning of period	49,255	40,751

Cash, end of period
	$115,555	$25,653

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Three Months Ended
	March 31, 2013	March 31, 2012
	Unaudited	Unaudited

Supplemental disclosure of cash flow information

Interest paid	$51,717	$1,527
Income taxes paid	$9,640	$855

Supplemental disclosure of non-cash activities

Income tax provisions	$-	$-
Common stock issued for services	$-	$-

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 1 - Company Background

The consolidated financial statements include Greenparts International, Inc. ("GNPT"), Greenparts, Inc., and  Metal Max  Recycling, LLC, and are referred collectively herein as "the Company". Incorporated on March 19, 1998 in the state of Nevada as Millennium Cellular Inc. The Company later became Thrive Development, Inc., and then Greenparts International, Inc. Company’s principal activities include processing of salvage vehicles and trucks and other scrap material for the purpose of recycling of metals, selling used parts and rebuilding of vehicles for resale. The Company’s manufacturing facilities are primarily based in the vicinity of Atlanta, Georgia.

The Company has  acquired various acquisitions in an effort to capitalize on the growing need of recycling and turning these materials into multiple revenue streams and expanded distribution.

Note 2 - Summary of Significant Accounting Policies

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All significant intercompany account balances, transactions, profits and losses have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Revenue  Recognition

The majority of the Company’s revenue is derived from the sale of recycled OEM products and aftermarket products. Revenue is recognized when the products are shipped, title and risk of loss transfer to the buyer, and collectability is reasonably assured, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. Retail revenues are recognized when customers pay for parts, and wholesale product revenues are recognized when customer weight certificates are received following shipments. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized.

Cash and Cash Equivalents

Cash comprise cash in hand and cash held on demand with banks. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents comprise of the non-interest bearing checking accounts in US Dollars.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 2 - Summary of Significant Accounting Policies (Continued)

Election to be treated as an emerging growth company:

In the first quarter of 2012, GNPT has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows GNPT to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the GNPT financial statements may not be comparable to companies that comply with public company effective dates.

Accounts Receivables, Net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due, and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted.

Inventory, Net

A salvage vehicle product is a recycled vehicle part suitable for sale as a replacement part. A core is a recycled mechanical part that is not suitable for sale as a  replacement  part  without  further remanufacturing work. Salvage inventory and cores are recorded at the lower of cost or market using weighted average method. Cost is established based upon the price the Company pays for a vehicle, and includes average costs for buying, dismantling, and where applicable, auction fees and  storage,  and towing. Scrap inventory is inventory that is considered for the purpose of recycling by mills that process metals. For all inventory, carrying value is reduced regularly to reflect the age of the inventory and current anticipated demand. If actual demand differs from management estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as operating expenses.

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Buildings	40 years
Equipment	5-15 years

The Company reviews property, plant and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on  estimated undiscounted  cash flows. Measurement of  the impairment loss, if any, is based on the difference between the carrying value and fair value.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2012, and 2011.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of December 31, 2012 and December 31, 2011.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.

Environmental Liabilities

The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated but the timing of incurring the estimated costs is unknown. The Company considers various factors when estimating its environmental liabilities. Adjustments to the liabilities are recorded to selling, general and administrative expense and made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues or when expenditures are made for which liabilities were established. Legal costs incurred in connection with environmental contingencies are expensed as incurred. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is a better estimate than another, the low end of the range is recorded in the financial statements. In a number of cases, it is possible that the Company may receive reimbursement through insurance or from other potentially responsible parties for a site. In these situations, recoveries of environmental remediation costs from other parties are recognized when the claim for recovery is actually realized. The amounts recorded for environmental liabilities are reviewed periodically as site assessment and remediation progresses at individual sites and adjusted to reflect additional information that becomes available. Due to evolving remediation technology, changing regulations, possible third party contributions, the subjective nature of the assumptions used and other factors, amounts accrued could vary significantly from amounts paid.

Fair Value Measurements

For certain financial instruments, including accounts receivable, accounts payable, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.”ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Borrowings

Borrowings are recognized initially at cost which is the fair value of the proceeds received, net of transaction costs incurred. In subsequent periods, borrowings are stated at amortized cost using the effective yield method; any difference between fair value of the proceeds (net of transaction costs) and the redemption amount is recognized as interest expense over the period of the borrowings.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

Provisions

Provisions are recognized when the Company has a present legal or constructive obligation as a result of past events, and it is probable that an outflow of resources will be required to settle the obligation, and a reliable estimate of the amount can be made. Where the Company expects a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain.

The Company recognizes the estimated liability to repair or replace products sold still under warranty at the balance sheet date. This provision is calculated based on past history of the level of repairs and replacements.

Research and Development

Research expenditure is recognized as an expense as incurred. Costs incurred on development projects (relating to the design and testing of new or improved products) are recognized as intangible assets to the extent that such expenditure is expected to generate future economic benefits. Other development expenditures are recognized as an expense as incurred. Development costs previously recognized as an expense are not recognized as an asset in a subsequent period. Development costs that have been capitalized are amortized from the commencement of the commercial production of the product on a straight-line basis over the period of its expected benefit. The amortization periods adopted do not exceed five years.

Legal Matters

The Company currently and from time to time is involved in litigation incidental to the conduct of the business. The damages claimed in some of this litigation are substantial. Based on an internal review, the Company accrues reserves using management’s best estimate of the probable and reasonably estimable contingent liabilities. The management does not currently believe that any of these legal claims incidental to the conduct of the business, individually or in the aggregate, will result in liabilities material to the combined financial position, results of operations or cash flows. However, if such estimates related to these contingent liabilities are incorrect, the future results of operations for year could be  materially adversely affected.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years months ended December 31, 2012, and 2011 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at December  31, 2011 was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 64,618,604 thousand common stocks.

Preferred Stock

On June 4, 2007, the Company’s Board of Directors authorized the issuance of Series “A” Preferred stock of 3,000,000. These shares had super voting rights of 100 common shares votes to each preferred share. The Company issued a total of 3,000,000 shares were issued on this date

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources. The Company’s comprehensive income equal net income for the three months ended March 31, 2013, and 2012.

Note 3 – Recent Accounting Pronouncements

No. 2012-02, July 2012, Intangibles—Goodwill and Other (Topic 350):  In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.

No. 2012-06, October 2012, Business Combinations (Topic 805): When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).

No. 2013-01, January 2013, Balance Sheet(Topic 210): The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.

Note 4 - Inventories

Inventories comprised scrap metals, vehicles, engines, transmissions, and others are recorded at cost.

	3/31/2013	12/31/2012

Processed and unprocessed scrap metal	$1,119,545	$945,100
Finished goods - parts	1,134,184	873,044

Inventories, net	$2,253,729	$1,818,144

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	3/31/2013	12/31/2012

Machinery and equipment	$2,516,966	$2,516,966
Land and building	135,000	135,000
Furniture & Fixtures	26,676	0
Improvements	74,688	74,688
Property, plant and equipment, gross	2,753,330	2,726,654
Less: accumulated depreciation	(557,450)	(517,350)
Property, plant and equipment, net	$2,195,880	$2,209,304

Note 5 - Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	3/31/2013	12/31/2012

Bank term note of 34 equal payments at 6.5% with a
maturity date of July 1, 2015. This note is secured by the
property on 844 Regina Drive owned by the president,
Asif Balagamwala, and the business assets.	$2,299,698	$2,323,515

Bank revolving line of credit with maximum $600, 000 limit.
Interest rate at prime plus 1%, and has a maturity date of
August 28, 2013. This loan was secured by the property
on 844 Regina Drive owned by the president, Asif
Balagamwala, and the business assets.	598,047	596,047

Capital lease obligations secured by generator with a
maturity date of November 1, 2013.	28,750	33,250

Capital lease obligations secured by excavator equipment
with a maturity date of April 30, 2013.	10,120	10,120

Capital lease obligations secured by excavator equipment
with a maturity date of December 31, 1012.	8,500	14,740

Bank revolving line of credit with maximum $500, 000 limit.
Annual interest rate at 6.5%, secured by equipment	278,951	0

Note agreement for machine parts with no stated interest
rate and a maturity date of February 1, 2013. The lender
has confirmed this note is not considered in default.	34,427	34,427

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 5 - Bank Loans and Long-Term Leases - Continued

	3/31/2013	12/31/2012
Capital lease obligations secured by fencing equipment
with a maturity date of June 1, 2015.	34,454	37,695

Capital lease obligations secured by weighting equipment
with a maturity date of June 1, 2017.	91,385	96,281

Term loan of monthly payments secured by assets of
asset purchase in 2012. There is no stated interest rate
and a maturity date of April 18, 2018.	17,541	17,541

Term loan of monthly payments secured by assets of
asset purchase in 2007. There is no stated interest rate
and a maturity date of November 30 2014.	22,071	22,071

Total Notes Payable	3,423,944	3,185,687

Less Current Portion	1,246,487	971,786

Long Term Notes Payable	$2,177,457	$2,213,901

Note 6 – Business Combinations

During fiscal 2012 , the Company made the following acquisitions:

•

In April 2012, the Company acquired substantially all of the assets of U.S. Auto Parts, a used auto parts business in Jonesboro, Georgia, which expanded their presence in the local area of Georgia.

•

In March 2012, the Company acquired substantially all of the assets of a non operating business in Milton, Georgia, which contributed assets  and inventory needed for operations.

During the three months ended march 31, 2013, the Company did not make any acquisitions:

Note 7 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $265,000 in notes receivable at March 31, 2013, $60,000 current and $205,000 long term.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 8 – Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under notes payable and non-cancelable operating leases as of March 31, 2013:

Notes Payable and Lease Obligations

		Capital
Twelve		Lease
months ending	Notes Payable	Obligations	Total

3/31/2014	$1,194,249	$135,061	$1,329,310
3/31/2015	248,778	104,674	353,452
3/31/2016	1,807,698	93,504	1,901,202
3/31/2017		90,084	90,084
3/31/2018		145,896	145,896

Totals	$3,250,725	$569,219	$3,819,944

Guarantees, Indemnifications and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into a number of agreements that contain standard guarantees and indemnities where the Company may indemnify another party for, among other things, breaches of representations and warranties. These guarantees or indemnifications are  granted  under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property, (iv) long-term  supply agreements, (v) employee benefits services agreements and (vi) agreements with public authorities on subsidies for  designated research and development projects. These guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors  in  lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements, (v) service providers in employee benefits services agreements and (vi) governments  or agencies subsidizing research or development. In addition, the Company guarantees some of the payables of its subsidiaries to purchase raw materials in the ordinary course of business. These parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless they are subject to a legal statute of limitations). There are no specific  limitations  on  the  maximum potential amount of future payments that the Company could be required to make under its guarantees, nor is the Company able to estimate the maximum potential amount of future payments to be made under these  guarantees  because  the  triggering  events  are  not  predictable.  With  respect  to  some  of  these guarantees, the Company maintains limited insurance coverage that mitigates the potential payments that may be required to be made.

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against net sales.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 8 – Commitments and Contingencies (Continued)

Environmental  Matters

The Company periodically evaluates its obligations under environmental regulations. As obligations are determined, they are recognized immediately. Potential liabilities, which might arise as a result of changes in existing regulations, civil litigation or legislation, cannot be estimated but could be material. In the current enforcement climate under existing legislation, management believes that there are no significant liabilities for environmental damage. The Company has had studies done in 2008 and 2009 and had these studies further updated in 2012 in conjunction with requirements needed for refinancing. Based upon these studies, a provision has been established. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material to any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

Legal Proceedings

During the year, the Company was involved in a number of court proceedings (both as a plaintiff and a defendant) arising in the ordinary course of business. In the opinion of management, there are no current legal proceedings or other claims outstanding, which could have a material effect on the result  of operations or financial position of the Company and which have not been accrued or disclosed in these financial  statements.

Note 9 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the years ended March 31:

	3/31/2013	3/31/2012

Net Income (Loss)	$23,585	$(79,136)

Weighted-average common shares outstanding basic:

Weighted-average common stock	64,618,604	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Diluted	64,618,604	64,618,604

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 10 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the years ended March 31:

Current:	3/31/2013	12/31/2012

Federal	$4,546	$0
State	1,819	0
Total current tax expense	6,365	0

Deferred:
Federal	0	154,302
State	0	28,151
Total deferred tax expense	0	182,453
Total income tax expense	$6,365	$182,453

	3/31/2013	12/31/2012
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

In fiscal 2012 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

Note 11 – Related Party Transactions

For the purposes of these financial statements, parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial or operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. The Company currently does not pay rent on its main facility located at 844 Regina Drive in Atlanta which is owned by the President Asif Balagamwala.

Additionally, balances and transactions with related parties of the Company consist of the following:

		3/31/2013	12/31/2012

Notes Payable Related Party	Related Family	$185,000	$185,000
Notes Payable Related Party	Asif Balagamwala	197,700	113,700

TOTAL		$382,700	$298,700

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 12 – Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in two operating and reporting segments: metal purchasing, processing, recycling and selling, and used auto parts.

Metal Max Recycling is one segment of the Company that derives its income from the sale of metals and recyclable materials both in the United States and overseas. Our other business segment is Greenparts, which purchases used and salvaged vehicles, sells parts from those vehicles through its retail facilities and wholesale operations, and sells the remaining portion of the vehicles to metal recyclers, including Metal max Recycling.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business and  therefore we do not present indirect operating expenses.

The table below illustrates the Company’s results by reporting segment for the years ended March 31:

	3/31/2013	3/31/2012
Revenue

Parts	$1,800,316	$1,481,943
Scrap Metal	1,429,724	1,487,026

Total Revenue	$3,230,040	$2,968,969

	3/31/2013	3/31/2012
Product Cost

Parts	$1,377,550	$1,288,480
Scrap Metal	1,166,708	1,217,934

Total Product Cost	$2,544,258	$2,506,414

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012

Note 13 – Goodwill

In the fourth quarter of fiscal 2012, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill.

As a result of both tests, the Company determined that the fair value for which goodwill was allocated was in excess of its respective carrying value and the goodwill balance was not impaired.

The determination of fair value of the assets used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions, including a sustained decline in the Company’s market capitalization, may lead the Company to reevaluate its assumptions as to future growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, appropriate discount rates and other factors that may result in changes in the estimates of discounted future cash flows. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates.

The carrying amount of goodwill for the three months ended March 31, 2013 and the year ended December 31, 2012:

Goodwill Source	3/31/2013	12/31/2012

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

PART I

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

Overview

Greenparts International is a salvage and reclamation company, dealing expressly with non-landfill materials through sorting, recycling, and proper containment and disposal of bio-hazard. Green Parts feels high demand in emerging markets and the need to recycle in today's world will allow the company, its shareholders, and well wishers the ability to capitalize on the demand for these products while benefiting the world with a cleaner environment.  Millions of vehicles are considered salvaged by individuals and insurance companies, with the ability to have various channels to distribute the products derived from the vehicles, Green Parts maximizes the return for each salvaged vehicle by combining the efforts of the selling of used parts with warranties and selling the rest as scrap material to emerging markets.

The Company will become the premier supplier of recycled auto parts through a strategy of consolidation and expanded distribution.  Connecting the Company’s salvage yards with a proprietary inventory system, Greenparts will leverage its salvage yards as the core of its decentralized distribution system.  Over the next five years, the Company will grow to approximately 36 salvage yards and 30 retail stores in 10 key markets.   The issuer is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

The company and/or any predecessor have not, and are not currently in the process of filing bankruptcy, receivership or any similar proceeding.

The Issuer currently owns no trademark rights nor has any trademarks pending.

Regulations

The company does not foresee any substantial changes that could adversely affect the business of the company at this time. The market for the Issuer's product is intensely competitive. We believe that the principal competitive factors affecting the Issuer's targeted market are those companies offering auto parts under standard brands, none of-which market uniquely used and recycled environmentally friendly parts. We believe we compete adequately with respect to these factors. The Issuer believes it has a competitive edge in the Company's diversity as a manufacturer and wholesaler of its unique products.

The company conducts the business under the guidelines of the State of Nevada. The company, at this time does not need and has not requested government approval on the products and services provided other than local operating business licenses.

Suppliers

The primary suppliers of salvage vehicles for the automotive recycling industry are insurance companies. After an automobile accident, adjusters representing the insurance provider estimate the cost of repairing the vehicle and gather information to estimate the vehicle’s pre-loss value.  If the cost to repair is greater than the pre-loss value minus the estimated salvage value, the vehicle is classified as a total loss (“totaled”). The insurance carrier then settles with the owner of the totaled vehicle, receives title to the vehicle and either assigns the vehicle to a salvage vehicle auction company or sells it directly to a reseller or a dismantler.

Other suppliers of salvage vehicles include automobile rental companies, vehicle leasing companies and financial institutions.  Rental and leasing companies supply vehicles that have either been damaged or have exceeded an internally-determined mileage limit or age.  Financial institutions such as banks and other lenders also supply vehicles that have been repossessed. Vehicles from these suppliers pass along the same distribution chain as those from insurance companies with a greater percentage being sold to resellers (i.e. used car dealers).

Customers

Buyers represent the final player in the distribution cycle and include refineries, consumers and auto industry specialists.  Do-it-yourself vehicle owners often seek used parts from salvage yards due to the significant cost advantage.  Likewise, many vehicle owners grant permission to auto repair shops to use less expensive salvage parts so long as they carry similar warranties to that of newer parts.  Refineries purchase the remaining parts for recycling metals into its purest form for the re-production of materials derived of steel, aluminum, and copper. Distribution methods of the products or services; One of the Company’s key business drivers is a robust inventory and distribution system tying together all of the Company’s salvage yards, retail stores and call center.  By maintaining an efficient decentralized system with centralized controls conforming to the highest standard processes, much of the overhead that would be required in a centralized distribution operation is kept in the Company’s gross profits.

Customers will have a variety of methods to purchase high quality, warranted recycled automotive parts. Greenparts will have a number of retail stores in high traffic, easily accessible areas for most consumers in their target markets to purchase parts.   For those who are close to the salvage yards, there will also be the option to go to the yard and purchase the same quality parts.  Additionally, there is also an option for consumers to purchase parts through the internet (PC or thin client devices) or through the Company’s toll-free number, where inventories will be updated real-time through the Greenparts automated inventory system.

Products

Green Parts International is a recycler of automobiles and appliances providing raw materials for manufactures in the United States, China, Korea, and India.  By separating the different materials and parts and shipping them to the end users Green Parts maximizes the effectiveness of the recycling efforts.  Parts from cars and office equipment are reused and do not end up in landfills. By utilizing state of the art recycling equipment the parts not suitable for reuse are broken down to their base elements and sold as raw materials for manufacturing.  These materials include steel, aluminum, and copper.  Automotive oils and greases are also recovered and recycled.  This “green” approach to total recycling is not only good for the environment but also offers tremendous profit potential.

Raw Material Availability

The Company will accumulate its inventory of vehicles from a number of sources.  In addition to individuals who sell the vehicles directly to salvage yards, Greenparts will also purchase vehicles from a number of salvage auctions.  As the Company becomes more established and is able to generate sufficient volume, Greenparts anticipates that it will be able to deal directly with the larger insurance companies to acquire their “totaled” vehicles at a more favorable price than through auctions.

Marketing

After vehicles are purchased from a car owner at a Greenparts yard or from a salvage auction, the vehicles are stripped of the usable hard parts (engines, transmissions, starters, compressors, windshields, etc.) and soft parts (mirrors, lights, seats, grilles, etc.)  These parts are then cleaned, refurbished if necessary, labeled and placed into the Greenparts inventory system.

Unless these parts are immediately sold at the individual salvage yard, they are recycled and sold to refineries who recycle the commodities (steel, aluminum, and copper) to resell.  Every salvage yard will be linked to each other as well as to the retail stores and call center through the Greenparts inventory system in order to maximize efficiency.   Combining experience and research Greenparts has manuals that will allow the company to aggressively franchise their operations and grow organically without affecting the standards Greenparts wants to establish.

GEOS (Greenparts Electronic Ordering System) is designed to elevate the recycled parts industry to new heights of service and customer satisfaction.  More than just an electronic ordering system for used parts, GEOS offers automotive service establishments and body shops a complete solution for all of their parts and shop supply needs.

The GEOS system is built on a web-based extranet platform.  Service establishments and body shops receive, at no upfront cost, a web terminal with LCD monitor that connects to the GEOS platform via the Internet.  On the system, using only a mouse, the customer can order used parts sourced from the salvage operator or new parts and supplies from established local vendors. Used parts are delivered by the salvage operator, while new parts orders are fulfilled by the local vendors with commissions paid to the salvage operator.  A reciprocal commission structure is in place that rewards the local new parts vendors for developing new customer relationships for the salvage operators using the GEOS system.

Results of Operations

The Company intends to operate its business primarily through its two main segments, as described above, as well as entities that may be formed or acquired in the future. The table below is meant to give the reader some additional information into the detail of some of the line items presented in the financial statements.

		For the three months ended
		3/31/2013	3/31/2012

	Revenues	$3,230,040	$2,968,969

	Cost of Sales	2,544,258	2,506,414
1)	Wages	304,546	276,423
	Fuel	13,891	10,462
	Depreciation	40,100	39,167
	Maintenance	87,792	105,917
	Tools & Hardware	17,265	29,182
	Supplies	32,506	22,058
2)	Other G & A	108,015	30,100

	Interest expense	(51,717)	(27,527)
	Tax Provisions	(6,365)	(855)
	Other Income(Expense)	0	0

	NET INCOME	$23,585	$(79,136)

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Results of Operations 2013-2012

Analysis of the three months ended March 31, 2013 and 2012.

Revenues

For the three months ended March 31, 2013, revenues were approximately $3,230,040 compared to $2,968,969 for the three months ended March 31, 2012, increasing by $261,071. Most of this increase is attributable to an increase in car part sales. Scrap metals sales was relatively flat as compared to the first three months of 2012.

Cost of Goods Sold

Cost of goods sold increased to $2,544,258 for the three months ended March 31, 2013 from $2,506,414 for the three months ended March 31, 2012, an increase of $37,844. A decrease in our scrap metals cost reduced purchasing costs by $51,226. While our car part cost margins remained constant compared to the three months ended March 31, 2012, the greater sales volume created an increase in total car parts expense of $89,070. These combined factors accounted for all of our cost of sales.

G & A Expenses

G&A expense increased to $604,115 for the three months ended March 31, 2013 from $513,309 for the three months ended March 31, 2012, an decrease of $90,806. The Company incurred G&A expense increases this fiscal quarter as it upgrades its financial reporting systems to file with the SEC through forms 10Q and 10K. There were additional wage and maintenance expense increases consistent with the increase in sales volume for the period. The remainder of our expenses were all considered normal small business operating expenses associated with operations.

Other income and expenses

Other items increased to a net expense of $51,717 for the three months ended March 31, 2013 from a net expense of $27,527 for the three months ended March 31, 2012, resulting in a total net other item increase of $24,190. The only item currently recoded here is Interest expense. This was due to an increase in borrowing and borrowing cost over the preceding period.

Net income (loss)

Net Income increased to $23,585 for the three months ended March 31, 2013 from a net loss of $79,136 for the three months ended March 31, 2012, an increase of $102,721. The increase was mostly related to increased car part sales as income noted above. There were no significant acquisitions, asset sales or any other items not noted above that had a significant impact on our net income or loss for the quarters ending March 31, 2012 and 2011.

Liquidity and Capital Resources

On March 31, 2013 we had cash and cash equivalents totaling $115,555. At this time, the Company feels this is adequate to fund our operations in the short term future.

The Company was continually restructured its financing over 2011 and 2012 time period reducing cash flow and liquidity requirements and also feels it has access to sufficient unused credit lines to bridge the gap of any cash flow deficiencies. We anticipate seeking additional opportunities through potential acquisitions or investments. This and other such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our Form 10, filed with the SEC on June 11, 2013.

Other matters set forth in this Quarterly Report may also cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash, marketable securities, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies. We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

As of March 31, 2013 our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest expense paid on various lines of credit. We currently have available credit of up to $1.1 million with variable rate interest rates that were not hedged and could have a material impact on our financial statements should interest rates change. We have no material currency exchange or income earning instruments as of March 31, 2013 which could have a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of March 31, 2013, we did not hold any short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, consisting of its Chief Executive Officer-Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based upon this evaluation, the Chief Executive Officer-Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013, based on such criteria.

Management did not use a formal framework to conduct the required evaluation of the effectiveness of the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting since, in the view of management, comparison with a formal framework was unwarranted because of (1) the small size of the Company’s current operations and (2) the Company’s executive management structure (consisting of only of the Company’s principal executive officer-principal financial officer) which enables management to be aware of all transactions.  The Company has limited resources and as a result, a significant deficiencies in financial reporting currently exists, because of our limited resources and personnel, including those described below.

•

The Company has in insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•

There is a concentration of decision making power and therefore the potential exist management overrides.

•

The Company has not achieved the optimal level of segregation of duties relative to key financial reporting functions.

•

The Company has a lack of formal operating accounting and authorization policies and procedures.

•

The Company does not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A significant deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of significant deficiencies are weaknesses in internal control that are not a ‘material weakness’, but still merit the attention of those in governance.  Management has determined that  significant deficiencies exists due to the items stated above, resulting from the Company’s limited resources and personnel.

Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation made by management required by paragraph (d) of Section 240.13a-15 or Section 240.15d-15 under the Exchange Act that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company currently has no open or pending legal proceedings. In addition management is unaware of any pending situations that could eventually lead to legal proceedings. All prior legal proceedings have been settled and the Company currently still has small liabilities outstanding with the total amounts due recorded as liabilities in the included financial statements.

ITEM 1A.    RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in our Form 10 Filing.

Risks Related to the Issuer

The prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2013 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

The economy faces challenges. The government has implemented various measures to curb inflation. If economic growth continues to slow or the economic downturn continues, our business and results of operations may be materially and adversely affected.

We may not maintain sufficient insurance coverage for the risks associated with our business operations.

Risks associated with our business and operations include, but are not limited to, claims for wrongful acts committed by our officers, directors, employees and other representatives, the loss of intellectual property rights, the loss of key personnel and risks posed by natural disasters. Any of these risks may result in significant losses. We do not carry business interruption insurance. In addition, we cannot provide any assurance that our insurance coverage is sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected

The JOBS Act allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We have different disclosure requirements than other public companies as an Emerging Growth Company(EGC).

Pursuant to Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) which was signed into law on April 5, 2012, we have elected to claim the exemption provided to emerging growth companies.

The JOBS Act provides an “IPO on ramp” for “emerging growth companies” (a newly created category of issuer under the Securities Act), which are issuers with annual gross revenues of less than $1 billion during the most recently completed fiscal year.  Emerging growth companies may take advantage of the scaled disclosure requirements that already have been available to “smaller reporting companies” (defined by the Securities Act as companies having a public float of less than $75 million).  The scaled disclosure includes a requirement to include only two, rather than three, years of audited financial statements in the issuer’s initial public offering (“IPO”) registration statement and, during the “IPO on ramp” period, the ability to omit the auditor’s attestation on internal control over financial reporting required by the Sarbanes-Oxley Act of 2002.

Also during the “IPO on ramp” period, emerging growth companies would not need to submit say-on-pay votes to their stockholders (including say-on-pay frequency or golden parachute votes) and would face more limited executive compensation disclosure requirements than larger companies.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

Prior to this Form 10, we have not been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and are not able to implement procedures in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting, beginning with our annual report for fiscal year 2013, which provides a management report on the internal controls over the Company’s financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. When we are required to evaluate our internal control systems to allow management to report on, our independent auditors will have to attest to our internal controls. When required , we will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (the “SEC”) or the NASDAQ Stock Market (“NASDAQ”). Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

Risks Related to our Common Stock

Because of his significant stock ownership, our chief executive officer be able to exert control over us and our significant corporate decisions. Our other stockholders will have limited ability to influence corporate actions or decisions.

This concentration of ownership may harm the value of our common stock by, among other things:

•

delaying, deferring or preventing a change in control of our company;

•

impeding a merger, consolidation, takeover or other business combination involving our company; or

•

causing us to enter into transactions or agreements that are not in the best interests of all stockholders

Our officer and director owns 60.13% of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

The price of our common stock may be volatile, and you may not be able to resell your shares.

An active and liquid trading market for our common stock may not develop or be sustainable. Shareholders may be unable to sell shares of common stock at or above their purchase price due to fluctuations in the market price of our common stock. The market price of our Common Stock may fluctuate significantly in response to factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

loss of significant clients or customers;

•

loss of significant strategic relationships;

•

announcements relating to future collaborations or our existing collaborations;

•

our failure to achieve and maintain profitability;

•

changes in earnings estimates and recommendations by financial analysts;

•

changes in market valuations of similar companies;

•

general economic conditions in the United States and abroad;

•

acquisitions and sales of new products, technologies or business;

•

delays

•

actual and anticipated fluctuations in our quarterly operating results;

•

introduction of technological innovations or new products by us or our competitors;

•

deviations in our operating results from the estimates of analysts;

•

the outcome of any future legal actions to which we are a party;

•

sales of our common stock by our officer, director or significant stockholders;

•

frequent, irregular, under market, or large sales of shares of our common stock by any shareholder;

•

additions or departures of key personnel; and

•

external factors, including natural disasters and other crises.

In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation suits against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or indicate an intention to sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market place that these sales may occur could also cause the trading price of our common stock to decline.

If we sell shares of our common stock in future financings, common stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such a discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock.

Provisions of our charter documents or Nevada law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, therefore capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the common stock will be your sole source of gain for the foreseeable future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our shares may be subject to the “penny stock” rules, which may subject you to restrictions on marketability and limit your ability to sell your shares.

Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the “SEC”). Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company’s securities may be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

We will need additional capital, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

We may have insufficient revenues to cover our operating costs or be unable to obtain financing in the amounts needed or on terms acceptable to us, if at all, which will negatively affect our ability to complete development of our business, establish a marketing platform and revenue generating operations. Additionally, we will have legal and accounting costs associated with being an SEC reporting company should our registration statement be declared effective. You should consider the risks that we will be unable to obtain adequate capital financing, which will delay our operations, lead to accumulated losses, and negatively affect our ability to complete development of our services and to generate revenues.

Our Common Stock is quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.

Our Common Stock is currently quoted on the OTC Market under the trading symbol “GNPT.” The OTC Market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Pink Market may result in a less liquid market available for existing and potential shareholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

If we fail to remain current on our SEC reporting requirements, we could be removed from any market on which our common stock trades, which may limit the liquidity of our stock and the price of our stock.

Companies trading on the OTCQB or OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB or OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB or OTC Bulletin Board. As a result, the market liquidity and the stock price for our securities would be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

We may not be able to operate our business or implement our operating policies and strategies successfully.

The results of our operations are dependent on many factors, including, without limitation, readily accessible funding in the financial markets and our ability to cost-effectively manage and produce events and productions as well as overall economic conditions. We may not be able to maintain any agreements with our lenders on favorable terms or at all. Furthermore, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this Form 10, which could result in the loss of some or all of your investment.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

This election means that we can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until such standards are applicable to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from January 1, 2013 through March 31, 2013.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

(a)

Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b)

Reports on Form 8-K.

There were no Form 8-K filings which were filed during this reporting period on Form 10-Q:

EXHIBIT
NO.	DESCRIPTION

3(i) *	Articles of Incorporation as amended

3(vi) *	Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17 day of June 2013.

Greenparts International, Inc.

/s/ Asif M. Balagamwala

Asif M. Balagamwala

CEO/CFO