Form 10-Q
period 2013-06-30
Green Parts International, Inc.
filed 2013-08-14
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013 the registrant had 64,618,604 shares of common stock outstanding.

Greenparts International, Inc.

INDEX TO FORM 10-Q

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS

	6/30/2013	12/31/2012
	Unaudited	Audited
Assets
Current assets
Cash	$107,657	$49,255
Accounts receivable , net	85,495	52,825
Inventory, net	2,394,306	1,818,144
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Other current assets	132,551	62,636
Total Current Assets	2,828,669	2,091,520
Property, plant and equipment, net	2,223,069	2,209,304
Goodwill	600,371	600,371
Note receivable - net of currrent portion	190,000	220,000
Deferred Finance Cost - net of current portion	48,408	72,978
Deferred Income Taxes	192,634	182,453

Total Assets	$6,083,151	$5,376,626

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$244,685	$121,189
Environmental liabilities	90,000	90,000
Taxes Payable	329,598	345,704
Notes payable - current portion	1,633,202	971,786
Total Current Liabilities	2,297,485	1,528,679
Notes Payable - net of current portion	2,121,862	2,213,901
Notes Payable - related parties	302,379	298,700
Total Liabilities	4,721,726	4,041,280
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par bvalue shares issued and outstanding 3,000,000 and 3,000,000 at June 30, 2013 and December 12, 2012

	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value; shares issued and outstanding 64,618,604 and 64,618,604 at June 30, 2013 and December 31, 2012

	64,619	64,619
Additional paid-in capital	3,246,944	3,246,944
Retained earnings	(1,953,138)	(1,979,217)
Total equity	1,361,425	1,335,346
Total liabilities and equity(Deficit)	$6,083,151	$5,376,626

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
	Unaudited	Unaudited	Unaudited	Unaudited

Sales	$6,564,425	$6,176,691	$3,334,385	$3,230,040

Cost of Sales	5,268,933	4,950,395	2,724,675	2,544,258

Gross profit	1,295,492	1,226,296	609,710	685,782

Operating expenses	1,124,675	1,059,628	520,559	482,317

Net income from operations	170,817	166,668	89,151	203,465

Other income(expense)
Debt forgiveness	0	914,539	0	914,539
Interest expense	(144,738)	(141,727)	(80,736)	(64,002)
Total Other Income (Expense)	(144,738)	772,812	(80,736)	850,537

Income from continuing operations
before income taxes	26,079	939,480	8,415	1,054,002

Income taxes	0	(1,147)	0	(855)

Net income	26,079	938,333	8,415	1,053,147

Comprehensive income(loss) items	0	0	0	0

Net comprehensive income	$26,079	$938,333	$8,415	$1,053,147

Basic and Diluted income per share
Basic and diluted income per share	0.0004	0.0145	0.0001	0.0163

Weighted average number of shares outstanding basic and diluted	64,618,604	64,618,604	64,618,604	64,618,604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	6/30/2013	6/30/2012
	Unaudited	Unaudited
Cash fows from operating activities
Net income (loss) from continuing operations	$26,079	$938,333
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	82,951	80,328
Amortization	24,570	0
Foegiveness of debt	0	(939,480)

(Increase) decrease in accounts receivable	(32,670)	(85,803)
(Increase) decrease in inventory	(576,162)	(320,575)
(Increase) decrease in other assets	(69,915)	1,000
Increase (decrease) in accounts payable	123,496	47,159
Increase (decrease) in net income tax payable	(26,287)	246,524
Net cash used in operating activities	(447,938)	(32,514)
Cash flows from investing activities
Purchase fixed assets	(96,716)	(200,972)
Net cash provided(used) by investing activities	(96,716)	(200,972)
Cash flows from financing activities
Payments on notes payable	(643,930)	(154,604)
Payments on long term lease obligations	(34,493)	(28,054)
Payments received on note receivable	30,000	0
Net Proceeds from borrowings	1,247,800	502,860
Net Proceeds from related party borrowings	3,679	0
Net cash provided(used) by financing activities	603,056	320,202

Net increase(decrease) in cash	58,402	86,716

Cash, beginning of period	49,255	40,751

Cash, end of period	$107,657	$127,467

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Three Months Ended
	6/30/2013	6/30/2012
	Unaudited	Unaudited

Supplemental disclosure of cash flow information

Interest paid	$120,168	$80,736
Income taxes paid	$26,287	$1,147

Supplemental disclosure of non-cash activities

Income tax provisions	$0	$0
Common stock issued for services	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note 1 - Company Background

Green Parts International Inc. was originally incorporated in Geogia under the name of Thrive Development Inc. in 2002. In 2005 the company changed its name to the current Green Parts International Inc. through a reverse merger with Millennium Cellular Inc. a Nevada  company  incorporated in the State of Nevada on March 19, 1998 and became public.  Green Parts International formed a working subsidiary in 2009 called Greenparts, Inc.  During 2010. Greenparts Inc. formed a wholly owned subsidiary Metal Max LLC.  This combined entity of Greenparts International. Inc., its wholly owned subsidiary Greenparts Inc. and its subsidiary Metal Max LLC are now "the Company". The Company has acquired various asset acquisitions including Booming in 2007 and Milton and US Auto parts in 2012 in an effort to capitalize on the growing need of recycling and turning these materials into multiple revenue streams and expanded distribution which did not impact our financial position in a material way.

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

AS OF JUNE 30, 2013 AND 2012

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

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

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended June 30, 2013, and 2012.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as June 30, 2013 and June 30, 2012.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note -2- Summary of Significant Accounting Policies (Continued)

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the six months ended June 30, 2013, and 2012 there were no potential dilutive securities.

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

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner  sources.  The Company’s comprehensive income equal net income for the six months ended June 30, 2013, and 2012.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

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

Note 4 - Inventories

Inventories comprised scrap metals, vehicles, engines, transmissions, and others are recorded at cost.

	6/30/2013	12/31/2012

Processed and unprocessed scrap metal	$1,189,395	$945,100
Finished goods - parts	1,204,911	873,044

Inventories, net	$2,394,306	$1,818,144

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	6/30/2013	12/31/2012

Machinery and equipment	$2,587,006	$2,516,966
Land and building	135,000	135,000
Furniture & Fixtures	26,676	0
Improvements	74,688	74,688
Property, plant and equipment, gross	2,823,370	2,726,654
Less: accumulated depreciation	(600,301)	(517,350)
Property, plant and equipment, net	$2,223,069	$2,209,304

Depreciation expense was $82,951 for the six months ended June 30, 2013 and $80,328 for the six months ended June 30, 2012.

Note 5 - Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	6/30/2013	12/31/2012

Bank term note of 34 equal payments at 6.5% with a
maturity date of July 1, 2015. This note is secured by the
property on 844 Regina Drive owned by the president,
Asif Balagamwala, and the business assets.	2,276,313	2,323,515

Bank revolving line of credit with maximum $600, 000 limit.
Interest rate at prime plus 1%, and has a maturity date of
August 28, 2013. This loan was secured by the property
on 844 Regina Drive owned by the president, Asif
Balagamwala, and the business assets.	598,723	596,047

Capital lease obligations secured by generator with a
maturity date of November 1, 2013.	24,250	33,250

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note 5 - Bank Loans and Long-Term Leases - Continued

Capital lease obligations secured by excavator equipment
with a maturity date of April 30, 2013.	7,120	10,120

Capital lease obligations secured by excavator equipment
with a maturity date of December 31, 1012.	8,500	14,740

Bank revolving line of credit with maximum $500, 000 limit.
Annual interest rate at 6.5%, secured by equipment	146,010	0

Note agreement for machine parts with no stated interest
rate and a maturity date of February 1, 2013. The lender
has confirmed this note is not considered in default.	32,927	34,427

Capital lease obligations secured by fencing equipment
with a maturity date of June 1, 2015.	31,233	37,695

Capital lease obligations secured by weighting equipment
with a maturity date of June 1, 2017.	86,490	96,281

Term loan of monthly payments secured by assets of
asset purchase in 2012. There is no stated interest rate
and a maturity date of April 18, 2018.	17,541	17,541

Bank working capital term loan unsecured with an interest
rate of 12%, monthly payments of $33,200 and a
maturity date of May 24, 2014.	452,917	0

Equipment loan at 6.5% with monthly payments of
$4,175 with a maturity date of April 16, 2014.	56,969	0

Term loan of monthly payments secured by assets of
asset purchase in 2007. There is no stated interest rate
and a maturity date of November 30 2014.	16,071	22,071

Total Notes Payable	3,755,064	3,185,687

Less Current Portion	1,633,202	971,786

Long Term Notes Payable	$2,121,862	$2,213,901

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note 6 – Business Combinations

For the six months ended June 30, 2013 the Company did not make any acquisitions:

The acquisition completed in fiscal 2012 was not material to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2012 acquisition is not presented, since the aggregate results would not be significantly different than reported results.

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

Note 7 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $250,000 in notes receivable at June 30, 2013, $60,000 current and $190,000 long term.

Note 8 – Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under notes payable and non-cancelable operating leases as of June 30, 2013:

Lease Obligations

		Long	Capital
	Twelve	Term	Lease
	months ending	Debt	Obligation	Total

	6/30/2014	$1,567,158	$66,044	$1,633,202
	6/30/2015	324,921	44,227	369,148
	6/30/2016	0	19,584	19,584
	6/30/2017	1,705,392	19,584	1,724,976
	6/30/2018 & Beyond	0	8,154	8,154

	Totals	$3,597,471	$157,593	$3,755,064

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note 8 – Commitments and Contingencies (Continued)

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

Legal Proceedings

During the year, the Company was involved in a number of court proceedings (both as a plaintiff and a defendant) arising in the ordinary course of business. These matters all involved various collection of non material operating accounts receivables and and payments of accounts payables. In the opinion of management, there are no current legal proceedings or other claims outstanding, which could have a material effect on the result  of operations or financial position of the Company and which have not been accrued or disclosed in these financial  statements.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note 9 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the six months ended June 30:

	6/30/2013	3/31/2012

Net Income (Loss)	$26,079	$938,333

Weighted-average common shares outstanding basic:

Weighted-average common stock	64,618,604	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Diluted	64,618,604	64,618,604

Note 10 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the years ended June 30:

Current:	6/30/2013	12/31/2012

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Deferred:
Federal	161,444	154,302
State	31,190	28,151
Total deferred tax expense	192,634	182,453
Total income tax expense	$192,634	$182,453

	6/30/2013	12/31/2012
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

In fiscal 2012 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

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

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. The Company currently does not pay rent on its main facility located at 844 Regina Drive in Atlanta which is owned by the President Asif Balagamwala. Additionally, the main facility owned by President Asif Balagamwala is named as collateral on the corporate notes.

Our President and CEO owns 60.12% of our common shares and 100% of our super voting preferred series "A" shares, meaning he can exert significant influence over corporate decisions and strategy. Also, balances and transactions with related parties of the Company consist of the following, all of which are non interest bearing notes payable with maturity dates of January 31, 2014:

Additionally, balances and transactions with related parties of the Company consist of the following:

ç		6/30/2013	12/31/2012

Notes Payable Related Party	Sirej Ghaffer	$99,000	$99,000
Notes Payable Related Party	Henna Agad	$86,000	86,000
Notes Payable Related Party	Asif Balagamwala	117,379	113,700

TOTAL		$302,379	$298,700

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

Note 12 – Segment Information (Continued)

The table below illustrates the Company’s results by reporting segment for the six months ended June 30:

	6/30/2013	6/30/2012
Revenue

Parts	$3,720,376	$3,310,356
Scrap Metal	2,844,049	2,866,335

Total Revenue	$6,564,425	$6,176,691

	6/30/2013	6/30/2012
Product Cost

Parts	$3,068,314	$2,709,565
Scrap Metal	2,200,619	2,240,830

Total Product Cost	$5,268,933	$4,950,395

	6/30/2013	6/30/2012
Operating Income

Parts	$14,709	$32,830
Scrap Metal	156,108	136,838

Total Operating Income	$170,817	$169,668

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

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

The carrying amount of goodwill for the six months ended June 30, 2013 and the year ended December 31, 2012:

Goodwill Source	6/30/2013	12/31/2012

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

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

		For the six months ended
		6/30/2013	6/30/2012

	Revenues	$6,564,425	$6,176,691

	Cost of Sales	5,268,933	4,950,395
1)	Wages	592,107	550,279
	Fuel	27,359	16,930
	Depreciation	82,951	80,328
	Maintenance	191,637	209,161
	Tools & Hardware	35,379	44,424
	Supplies	36,641	47,671
2)	Other G & A	158,601	135,776

	Interest expense	(144,738)	(141,727)
	Tax Provisions	0	(1,147)
3)	Other Income(Expense)	0	939,480

	NET INCOME	$26,079	$938,333

1) Wages includes all wages, including subcontractor cost and comissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

3) One time refinance of loan with provision for debt forgiveness.

Results of Operations 2013-2012

Analysis of the six months ended June 30, 2013 and 2012.

Revenues

For the six months ended June 30, 2013, revenues were approximately $6,564,425 compared to $6,176,691 for the six months ended June 30, 2012, increasing by $387,734. Most of this increase is attributable to an increase in car part sales. Scrap metals sales was relatively flat as compared to the first six months of 2013.

Cost of Goods Sold

Cost of goods sold increased to $5,268,933 for the six months ended June 30, 2013 from $4,950,395 for the six months ended June 30, 2012, an increase of $318,538. A decrease in our scrap metals cost reduced purchasing costs by $40,211. While our car part cost margins remained constant compared to the three months ended March 31, 2012, the greater sales volume created an increase in total car parts expense of $506,760. These combined factors accounted for all of our cost of sales.

G & A Expenses

G&A expense increased to $1,124,675 for the six months ended June 30, 2013 from $,1,059,628 for the six months ended June 30, 2012, an increase of $69,196. The Company incurred G&A expense increases over the past six months as it upgrades its financial reporting systems to file with the SEC through forms 10Q and 10K. There were additional wage and maintenance expense increases consistent with the increase in sales volume for the period. The remainder of our expenses were all considered normal small business operating expenses associated with operations.

Other income and expenses

Other items increased to a net expense of $144,738 for the six months ended June 30, 2013 from a net income of $772,812 for the six months ended June 30, 2012, resulting in a total net other expense item increase of $. We recorded a debt forgiveness last year on a refinancing of our loans which created income of $914,539 and zero in 2013. The only item currently recoded here is Interest expense which increased by $3,011. This was due to an increase in borrowing and borrowing cost over the preceding period.

Net income (loss)

Net Income decreased to $26,079 for the six months ended June 30, 2013 from a net income of $938,333 for the six months ended June 30, 2012, a decrease of $913,401. The increase was mostly related to the other income item debt forgiveness and an increased car part sales as income noted above. There were no significant acquisitions, asset sales or any other items not noted above that had a significant impact on our net income or loss for the six months ending June 30, 2013 and 2012.

Analysis of the three months ended June 30, 2013 and 2012.

Revenues

For the three months ended June 30, 2013, revenues were approximately $3,334,385 compared to $,3,230,040 for the three months ended June 30, 2012, increasing by $104,345. Most of this increase is attributable to an increase in car part sales. Scrap metals sales was relatively flat as compared to the three months ended June 30 of 2013.

Cost of Goods Sold

Cost of goods sold increased to $2,724,675 for the three months ended June 30, 2013 from $,2,544,258 for the three months ended June 30, 2012, an increase of $,180,417. A decrease in our scrap metals cost reduced purchasing costs by $132,797. While our car part cost margins increased  from market pressure compared to the three months ended June 30, 2012, the greater sales volume created an increase in total car parts expense of $313,214. These combined factors accounted for all of our cost of sales.

G & A Expenses

G&A expense increased to $520,559 for the three months ended June 30, 2013 from $,482,317 for the three months ended June 30, 2012, an decrease of $38,242. The Company incurred G&A expense increases this fiscal quarter as it upgrades its financial reporting systems to file with the SEC through forms 10Q and 10K. There were additional wage and maintenance expense increases consistent with the increase in sales volume for the period. The remainder of our expenses were all considered normal small business operating expenses associated with operations.

Other income and expenses

Other items increased to a net expense of $80,736 for the three months ended June 30, 2013 from a net income of $850,537 for the three months ended June 30, 2012, resulting in a total net other item increase of $931,273. We recorded a debt forgiveness last year on a refinancing of our loans which created income of $914,539 and zero in 2013. The only other item currently recoded here is interest expense which increased slightly due to an increase in borrowing and borrowing cost over the preceding period.

Net income (loss)

Net Income decreased to $8,415 for the three months ended June 30, 2013 from a net income of $931,273 for the three months ended June 30, 2012, a decrease of $1,044,732. The increase was mostly related to the other income item debt forgiveness and the increased car part sales as income noted above. There were no significant acquisitions, asset sales or any other items not noted above that had a significant impact on our net income  for the three months ending June 30, 2012 and 2011.

Liquidity and Capital Resources

On June 30, 2013 we had cash and cash equivalents totaling $107,657. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

As of June 30, 2013 our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest expense paid on various lines of credit. We currently have available credit of up to $1.1 million with variable rate interest rates that were not hedged and could have a material impact on our financial statements should interest rates change. We have no material currency exchange or income earning instruments as of March 31, 2013 which could have a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of June 30, 2013, we did not hold any short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, consisting of its Chief Executive Officer-Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based upon this evaluation, the Chief Executive Officer-Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from April 1, 2013 through June 30, 2013.

ITEM  6.  EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b)   Reports on Form 8-K.

There were no Form 8-K filings which were filed during this reporting period on Form 10-Q:

EXHIBIT

NO.

DESCRIPTION

3(i)*

Articles of Incorporation as amended

3(vi)*

Bylaws

21

Subsidiaries

CERTIFICATIONS

31.1

Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1

Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14 day of August 2013.

Greenparts International, Inc.

/s/ Asif M. Balagamwala

Asif M. Balagamwala

CEO/CFO