Form 10-Q
period 2013-09-30
Green Parts International, Inc.
filed 2013-11-14
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 10, 2013 the registrant had 64,618,604 shares of common stock outstanding.

Green Parts International, Inc.

INDEX TO FORM 10-Q

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS

	9/30/2013	12/31/2012
	Unaudited	Audited
Assets
Current assets
Cash	$68,714	$49,255
Accounts receivable , net	117,506	52,825
Inventory, net	2,543,397	1,818,144
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Other current assets	232,218	62,636
Total Current Assets	3,070,495	2,091,520
Property, plant and equipment, net	2,218,831	2,209,304
Goodwill	600,371	600,371
Note receivable - net of current portion	175,000	220,000
Deferred Finance Cost - net of current portion	36,123	72,978
Deferred Income Taxes	187,186	182,453

Total Assets	$6,288,005	$5,376,626

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$282,224	$121,189
Environmental liabilities	90,000	90,000
Taxes Payable	301,388	345,704
Notes payable - current portion	1,571,823	971,786
Total Current Liabilities	2,245,435	1,528,679
Notes Payable - net of current portion	2,341,977	2,213,901
Notes Payable - related parties	298,700	298,700
Total Liabilities	4,886,112	4,041,280
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par value shares issued and outstanding 3,000,000 and 3,000,000 at September 30, 2013 and December 12, 2012	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value; shares issued and outstanding 64,618,604 and 64,618,604 at September 30, 2013 and December 31, 2012	64,619	64,619
Additional paid-in capital	3,246,944	3,246,944
Retained earnings	(1,912,669)	(1,979,217)
Total equity	1,401,893	1,335,346
Total liabilities and equity(Deficit)	$6,288,005	$5,376,626

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
	Unaudited	Unaudited	Unaudited	Unaudited

Sales	$4,155,957	$2,437,999	$10,720,382	$8,614,690

Cost of Sales	3,407,541	1,967,694	8,676,474	6,918,089

Gross profit	748,416	470,305	2,043,908	1,696,601

Operating expenses	579,148	606,968	1,703,823	1,666,608

Net income from operations	169,268	(136,663)	340,085	29,993

Other income(expense)
Debt forgiveness	-	-	-	914,539
Interest expense	(128,799)	(77,050)	(273,537)	(218,777)
Total Other Income (Expense)	(128,799)	(77,050)	(273,537)	695,762

Income from continuing operations
before income taxes	40,469	(213,713)	66,548	725,755

Income taxes	-	570	-	1,717

Net income	40,469	(213,143)	66,548	727,472

Comprehensive income(loss) items	-	-	-	-

Net comprehensive income	$40,469	$(213,143)	$66,548	$727,472

Basic and Diluted income per share
Basic and diluted income per share	0.0006	(0.0033)	0.0010	0.0113

Weighted average number of shares outstanding basic and diluted	64,618,604	64,618,604	64,618,604	64,618,604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	9/30/2013	9/30/2012
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss) from continuing operations	$66,548	$727,472
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	122,543	156,138
Amortization	36,855	4,055
Deferred Taxes	(4,733)	-
Forgiveness of debt	-	(939,480)

(Increase) decrease in accounts receivable	(64,681)	(83,064)
(Increase) decrease in inventory	(725,253)	(181,972)
(Increase) decrease in other assets	(169,582)	1,000
Increase (decrease) in accounts payable	161,035	(236,472)
Increase (decrease) in net income tax payable	(44,316)	(85,453)
Net cash used in operating activities	(621,584)	(637,776)
Cash flows from investing activities
Purchase fixed assets	(132,070)	(200,972)
Net cash provided(used) by investing activities	(132,070)	(200,972)
Cash flows from financing activities
Payments on notes payable	(888,477)	(377,088)
Payments on long term lease obligations	(50,119)	(42,081)
Payments received on note receivable	45,000	-
Net Proceeds from borrowings	1,666,709	1,300,588
Net cash provided(used) by financing activities	773,113	881,419

Net increase(decrease) in cash	19,459	42,671

Cash, beginning of period	49,255	40,751

Cash, end of period	$68,714	$83,422

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Nine Months Ended
	9/30/2013	9/30/2012
	Unaudited	Unaudited

Supplemental disclosure of cash flow information

Interest paid	$273,537	$218,777
Income taxes paid	$-	$1,717

Supplemental disclosure of non-cash activities

Income tax provisions	$-	$-
Common stock issued for services	$-	$-

"The accompanying notes are an integral part of these consolidated financial statements."

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 1 - Company Background

Green Parts International Inc. was originally incorporated in Georgia under the name of Thrive Development Inc. in 1998. In 2005 the company changed its name to the current Green Parts International Inc. through a reverse merger with Millennium Cellular Inc. a Nevada  company  incorporated in the State of Nevada on March 19, 1998 became public.  Greenparts International formed a working subsidiary in 2009 called Greenparts, Inc.  During 2010, Greenparts Inc. formed a wholly owned subsidiary Metal Max LLC.  This combined entity of Greenparts International. Inc., its wholly owned subsidiary Greenparts Inc. and its subsidiary Metal Max LLC are now "the Company". The Company has acquired various asset acquisitions including Booming in 2007 and Milton and US Auto parts in 2012.

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

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

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

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 2 - Summary of Significant Accounting Policies (Continued)

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended September 30, 2013, and 2012.

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

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

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

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at December  31,  2011  was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 64,618,604 thousand common stock.

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 2 - Summary of Significant Accounting Policies (Continued)

Preferred Stock

On June 4, 2007, the Company’s Board of Directors authorized the issuance of Series “A” Preferred stock of 3,000,000. These shares had super voting rights of 100 common shares votes to each preferred share. The Company issued a total of 3,000,000 shares were issued on this date

Comprehensive  Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company’s comprehensive income equal net income for the nine months ended September 30, 2013, and 2012.

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

Note 4 - Inventories

Inventories comprised scrap metals, vehicles, engines, transmissions, and others are recorded at cost.

Inventories

	9/30/2013	12/31/2012

Processed and unprocessed scrap metal	$1,012,500	$945,100
Finished goods - parts	1,530,897	873,044

Inventories, net	$2,543,397	$1,818,144

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

Property, Plant and Equipment

	9/30/2013	12/31/2012

Machinery and equipment	$2,622,360	$2,516,966
Land and building	135,000	135,000
Furniture & Fixtures	26,676	0
Improvements	74,688	74,688
Property, plant and equipment, gross	2,858,724	2,726,654
Less: accumulated depreciation	(639,893)	(517,350)
Property, plant and equipment, net	$2,218,831	$2,209,304

Depreciation expense was $156,138 for the nine months ended September 30, 2013 and $122,543 for the nine months ended September 30, 2012.

Note 5 - Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	9/30/2013	12/31/2012

Bank term note of 34 equal payments at 6.5% with a
maturity date of July 1, 2015. This note is secured by the
property on 844 Regina Drive owned by the president,
Asif Balagamwala, and the business assets.	2,252,523	2,323,515

Bank revolving line of credit with maximum $600, 000 limit.
Interest rate at prime plus 1%, and has a maturity date of
August 28, 2013. This loan was secured by the property
on 844 Regina Drive owned by the president, Asif
Balagamwala, and the business assets.	702,350	596,047

Capital lease obligations secured by generator with a
maturity date of November 1, 2013.	19,750	33,250

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 5 - Bank Loans and Long-Term Leases - Continued

	9/30/2013	12/31/2012
Capital lease obligations secured by excavator equipment
with a maturity date of April 30, 2013.	4,120	10,120

Capital lease obligations secured by excavator equipment
with a maturity date of December 31, 1012.	8,500	14,740

Bank revolving line of credit with maximum $500, 000 limit.
Annual interest rate at 6.5%, secured by equipment	289,676	0

Note agreement for machine parts with no stated interest
rate and a maturity date of February 1, 2013. The lender
has confirmed this note is not considered in default.	32,927	34,427

Capital lease obligations secured by fencing equipment
with a maturity date of June 1, 2015.	28,002	37,695

Capital lease obligations secured by weighting equipment
with a maturity date of June 1, 2017.	81,595	96,281

Term loan of monthly payments secured by assets of
asset purchase in 2012. There is no stated interest rate
and a maturity date of April 18, 2018.	0	17,541

Bank working capital term loan unsecured with an interest
rate of 12%, monthly payments of $33,200 and a
maturity date of May 24, 2014.	494,357	0

Term loan of monthly payments secured by assets of
asset purchase in 2007. There is no stated interest rate
and a maturity date of November 30 2014.	0	22,071

Total Notes Payable	3,913,800	3,185,687

Less Current Portion	1,571,823	971,786

Long Term Notes Payable	$2,341,977	$2,213,901

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 6 – Business Combinations

For the nine months ended September 30, 2013 the Company did not make any acquisitions:

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

Note 7 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $235,000 in notes receivable at September 30, 2013, $60,000 current and $175,000 long term.

Note 8 – Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under notes payable and non-cancelable operating leases as of September 30, 2013:

Lease Obligations

		Long	Capital
	Twelve	Term	Lease
	months ending	Debt	Obligation	Total

	09/30/2014	$1,508,779	$63,044	$1,571,823
	09/30/2015	341,957	34,174	376,131
	09/30/2016	246,000	21,906	267,906
	09/30/2017	1,675,097	19,584	1,694,681
	09/30/2018 & Beyond	0	3,259	3,259

	Totals	$3,771,833	$141,967	$3,913,800

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

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

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 9 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the nine months ended September 30:

	9/30/2013	09/30/2012

Net Income (Loss)	$66,548	$727,472

Weighted-average common shares outstanding basic:

Weighted-average common stock	64,618,604	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Diluted	64,618,604	64,618,604

Note 10 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the years ended September 30:

Current:	9/30/2013	12/31/2012

Federal	$0	$0
State	0	0
Total current tax expense	0	0
Deferred:
Federal	156,711	154,302
State	30,475	28,151
Total deferred tax expense	187,186	182,453
Total income tax expense	$187,186	$182,453

	9/30/2013	12/31/2012
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

In fiscal 2013 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

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

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. The Company currently does not pay rent on its main facility located at 844 Regina Drive in Atlanta which is owned by the President Asif Balagamwala, however his compensation package includes reimbursement for the fair market value of the space provided.  Additionally, the main facility owned by President Asif Balagamwala is named as collateral on the corporate notes.

Our President and CEO owns 60.12% of our common shares and 100% of our super voting preferred series "A" shares, meaning he has voting control over corporate decisions and strategy. Also, balances and transactions with related parties of the Company consist of the following, all of which are non interest bearing notes payable with maturity dates of January 31, 2014:

Additionally, balances and transactions with related parties of the Company consist of the following:

		9/30/2013	12/31/2012

Notes Payable Related Party	Sirej Ghaffer	$99,000	$99,000
Notes Payable Related Party	Henna Agad	86,000	86,000
Notes Payable Related Party	Asif Balagamwala	113,700	113,700

TOTAL		$298,700	$298,700

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

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 12 – Segment Information (Continued)

The table below illustrates the Company’s results by reporting segment for the nine months ended September 30:

Segment Information

	9/30/2013	9/30/2012
Revenue

Parts	$5,515,806	$4,639,850
Scrap Metal	5,204,576	3,974,840

Total Revenue	$10,720,382	$8,614,690

	9/30/2013	9/30/2012
Product Cost

Parts	$4,596,831	$3,634,853
Scrap Metal	4,079,643	3,283,237

Total Product Cost	$8,676,474	$6,918,090

	9/30/2013	9/30/2012
Net Operating Income

Parts	$42,255	$107,196
Scrap Metal	297,830	(77,203)

Total Net Operating Income	$340,085	$29,993

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

GREEN PARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND 2012

Note 13 – Goodwill (Continued)

The carrying amount of goodwill for the nine months ended September 30, 2013 and the year ended December 31, 2012:

Goodwill Source	9/30/2013	12/31/2012

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

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

		For the nine months ended
		9/30/2013	9/30/2012

	Revenues	$10,720,382	$8,614,690

	Cost of Sales	8,676,474	6,918,090
1)	Wages	949,419	850,236
	Fuel	42,143	30,302
	Depreciation	122,543	156,138
	Maintenance	218,290	248,370
	Tools & Hardware	48,217	70,568
	Supplies	54,573	62,093
2)	Other G & A	268,638	270,407

	Interest expense	(273,537)	(218,777)
	Tax Provisions	0	(1,717)
3)	Other Income(Expense)	0	939,480

	NET INCOME	$66,548	$727,472

1) Wages includes all wages, including subcontractor cost and comissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general
& administrative expenses incurred in the day to day operations of the Company.

3) One time refinance of loan with provision for debt forgiveness.

Results of Operations 2013-2012

Analysis of the three months ended September 30, 2013 and 2012.

Revenues

For the three months ended September 30, 2013, revenues were approximately $4,155,957 compared to $2,437,999 for the three months ended September 30, 2012, increasing by $1,717,958. Most of this increase is attributable to an increase in scrap metals as steel prices have started to recover from prior low levels.

Cost of Goods Sold

Cost of goods sold increased to $3,407,541 for the nine months ended September 30, 2013 from $1,967,694 for the three months ended September 30, 2012, an increase of $1,439,847. Our cost of sales ratios have remained constant with the increases being a product of our larger sales volume for the quarter.

G & A Expenses

G&A expense decreased to $748,148 for the three months ended September 30, 2013 from $606,968 for the three months ended September 30, 2012, a decrease of $27,820. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

Other items increased to a net expense of $128,799 for the three months ended September 30, 2013 from a net expense of $77,050 for the three months ended September 30, 2012, resulting in a total net other expense item increase of $51,749. The only item currently recoded here is Interest expense which increased by $51,749. This was due to an increase in borrowing and borrowing cost over the preceding period.

Net income (loss)

Net Income increased to $40,469 for the three months ended September 30, 2013 from a net loss of $213,143 for the three months ended September30, 2012, an increase of $253,612. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Analysis of the nine months ended September 30, 2013 and 2012.

Revenues

For the nine months ended September 30, 2013, revenues were approximately $10,720,382 compared to $8,614,690 for the nine months ended September 30, 2012, increasing by $2,105,692. Our parts income has continued to increase year over year but with a huge increase in scrap metal sales due to increased steel prices our total sales is now up significantly over last year.

Cost of Goods Sold

Cost of goods sold increased to $8,676,474 for the nine months ended September 30, 2013 from $6,918,089 for the nine months ended September 30, 2012, an increase of $1,758,385.  Our cost of sales percentages have remained in line with prior periods only increasing in conjunction with the sales volume increases.

G & A Expenses

G&A expense increased to $1,703,823 for the nine months ended September 30, 2013 from $1,666,608 for the nine months ended September 30, 2012, an decrease of $36,715. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

Other items increased to a net expense of $273,537 for the nine months ended September 30, 2013 from a net income of $695,762 for the nine months ended September 30, 2012, resulting in a total net other item increase of $969,299. We recorded a debt forgiveness last year on a refinancing of our loans which created income of $914,539 and zero in 2013. The only other item currently recoded here is interest expense which increased slightly due to an increase in borrowing and borrowing cost over the preceding period.

Net income (loss)

Net Income decreased to $66,548 for the nine months ended September 30, 2013 from a net income of $727,472 for the nine months ended September 30, 2012, a decrease of $660,924. The decrease was mostly related to the other income item debt forgiveness not included in 2013. This decrease however was offset somewhat by our increased operating income and sales levels for the period.

Liquidity and Capital Resources

On September 30, 2013 we had cash and cash equivalents totaling $68,714. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

As of September 30, 2013 our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest expense paid on various lines of credit. We currently have available credit of up to $1.1 million with variable rate interest rates that were not hedged and could have a material impact on our financial statements should interest rates change. We have no material currency exchange or income earning instruments as of September 30, 2013 which could have a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

We are also exposed to market risk related to price fluctuations in scrap metal and other metals. Market prices of these metals affect the amount that we pay for our inventory as well as the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes. Therefore, we can experience positive or negative margin effects in periods of rising or falling metal prices, particularly when such prices move rapidly. If market prices were to fall at a greater rate than our vehicle acquisition costs, we could experience a decline in gross margin rate. As of September 30, 2013, we did not hold any short-term metals forward contracts to mitigate a portion of our exposure to fluctuations in metals prices.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, consisting of its Chief Executive Officer-Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based upon this evaluation, the Chief Executive Officer-Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from January 1, 2013 through September 30, 2013.

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

* Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12 day of November 2013.

Greenparts International, Inc.

/s/ Asif M. Balagamwala

Asif M. Balagamwala

CEO/CFO