Form 10-K
period 2013-12-31
Green Parts International, Inc.
filed 2014-03-31
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00175

Green Parts International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5535892
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

844 Regina DR. Atlanta, GA	30318
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (404) 589-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Over-the Counter

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        .  No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       .   No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   X .      No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X .      No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

. Large accelerated filer	. Accelerated filer	. Non-accelerated filer	X . Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       .      No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 based upon the closing price as of such date was $22,616,511.

As of March 20, 2014, 64,618,604 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Forward Looking Statements

The statements contained in this report other than statements of historical fact are   "forward-looking  statements"  within  the meaning of Section 27A of  the Securities Act of 1933, as amended, and Section  21E of the Securities Exchange Act  of  1934,  as  amended.   These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant  cautions  that  such  forward-looking statements involve known  and unknown risks, uncertainties and other  factors  which  may  cause  the  actual results,  performance  or  achievements  of  the  Registrant  to  be materially different  from  any  future results, performance or achievements expressed  or implied by such forward-looking  statements.  Such factors include, among other things,  the  uncertainty  as to the  Registrant's  future  profitability;  the uncertainty as to the demand  for Registrant's services; increasing competition in the markets that Registrant  conducts  business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any changes in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the SEC.

PART I

ITEM 1. BUSINESS

Company History

Green Parts International Inc. was originally incorporated in Georgia under the name of Thrive Development Inc. in 1998. In 2005 the company changed its name to the current Green Parts International Inc. through a reverse merger with Millennium Cellular Inc. a Nevada  company  incorporated in the State of Nevada on March 19, 1998.  Greenparts International formed a working subsidiary in 2009 called Greenparts, Inc.  During 2010. Greenparts Inc. formed a wholly owned subsidiary Metal Max LLC.  This combined entity of Greenparts International. Inc., its wholly owned subsidiary Greenparts Inc. and its subsidiary Metal Max LLC are now "the Company". The Company has acquired various asset acquisitions including Booming in 2007 and Milton and US Auto parts in 2012 in an effort to capitalize on the growing need of recycling and turning these materials into multiple revenue streams and expanded distribution which did not impact our financial position in a material way.

Green Parts International is a salvage and reclamation company, dealing expressly with non-landfill materials through sorting, and recycling of its salvaged materials. Green Parts feels high demand for cheaper parts and the need to recycle in today's world will allow the company, its shareholders, and well wishers the ability to capitalize on the demand for these products while benefiting the world with a cleaner environment.  Millions of vehicles are considered salvaged by individuals and insurance companies, with the ability to have various channels to distribute the products derived from the vehicles, Green Parts maximizes the return for each salvaged vehicle by combining the efforts of the selling of used parts and selling of the rest of the vehicle as scrap material.

Currently the company operates two salvage yards in the Atlanta Georgia area . Both locations allow the resale of auto parts and the sale of raw materials.  The bulk of our raw materials is sold out of our 844 Regina Drive , Atlanta GA location and our retail sales are equally split between that location and  Jonsboro, GA our other location.

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

Customers

Buyers represent the final player in the distribution cycle and include both consumers and auto industry specialists.  Do-it-yourself vehicle owners often seek used parts from salvage yards due to the significant cost advantage.  Likewise, many vehicle owners grant permission to auto repair shops to use less expensive salvage parts.

Employees

As of December 31, 2013, Green Parts  had 12 full time employees and 3 part time employees.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our Common Stock is highly speculative and involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10. The statements contained in or incorporated into this Form 10 that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the value of our Common Stock could decline, and an investor in our securities may lose all or part of their investment.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis. We anticipate our total additional cost to be around $50,000 per year, which we expect to be able to absorb out of our current operating income. Should cost exceed these estimates or our operating be reduced for any reason we would look to raise funds from capital contributions or additional debt.

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

This concentration of ownership may harm the value of our common stock by, among other things:

●	impeding a merger, consolidation, takeover or other business combination involving our company; or

●	causing us to enter into transactions or agreements that are not in the best interests of all stockholders

Our officer and director owns 60.13% of the outstanding common stock and all of the voting preferred shares of the Company. The result of this ownership is our other stockholders will have limited ability to influence corporate actions or decisions on all matters submitted to our shareholders for approval and he is able to control our management and affairs including extraordinary transactions such as mergers and other changes in corporate control. Additionally this concentration of voting power could discourage or prevent a potential takeover of Green Parts International, Inc. and any potential premium over the market price of your common stock in during such an event.  Also, these actions include the determination of his own compensation requirements  or benefits associated with his position and .additionally, our reliance on one individual may create internal control weaknesses from the lack of separation of the duties involved and should he unable to continue in any or all of his functions our Company may not have the ability to continue operating at its current capacity.

The price of our common stock may be volatile, and you may not be able to resell your shares.

An active and liquid trading market for our common stock may not develop or be sustainable. Shareholders may be unable to sell shares of common stock at or above their purchase price due to fluctuations in the market price of our common stock. The market price of our Common Stock may fluctuate significantly in response to factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	loss of significant clients or customers;

•	loss of significant strategic relationships;
•	announcements relating to future collaborations or our existing collaborations;
•	our failure to achieve and maintain profitability;
•	changes in earnings estimates and recommendations by financial analysts;
•	changes in market valuations of similar companies;
●	general economic conditions in the United States and abroad;
●	acquisitions and sales of new products, technologies or business;
●	delays
●	actual and anticipated fluctuations in our quarterly operating results;
●	introduction of technological innovations or new products by us or our competitors;
●	deviations in our operating results from the estimates of analysts;
●	the outcome of any future legal actions to which we are a party;
●	sales of our common stock by our officer, director or significant stockholders;
●	frequent, irregular, under market, or large sales of shares of our common stock by any shareholder;
●	additions or departures of key personnel; and
●	external factors, including natural disasters and other crises.

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

Our shares are subject to the “penny stock” rules, which may subject you to restrictions on marketability and limit your ability to sell your shares.

Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the “SEC”). Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company’s securities are be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

We will seek additional capital for our expansion, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

Our expansion capital requirements will be determined by the individual opportunities that we encounter. There is no way to determine the amounts of any financial needs until then. There is no guarantee that we will find any opportunities that  fit our Company needs. Furthermore,  we may have insufficient revenues to cover our new increased operating costs due to increased legal and accounting costs associated with being an SEC reporting company should our registration statement be declared effective. You should consider the risks that we will be unable to find appropriate growth opportunities or  obtain adequate capital financing if we do, which will delay our operations, lead to accumulated losses, and negatively affect our ability to complete development of our services and to generate revenues with the increased cost structure.

Our Common Stock is quoted on the OTC Market, which may have an unfavorable impact on our stock price and liquidity.

Our Common Stock is currently quoted on the OTC Market under the trading symbol “GNPT.” The OTC Market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC may result in a less liquid market available for existing and potential shareholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

The results of our operations are dependent on many factors, including, without limitation, readily accessible funding in the financial markets and our ability to cost-effectively manage and produce events and productions as well as overall economic conditions. We may not be able to maintain any agreements with our lenders on favorable terms or at all. Furthermore, we may not be able to operate our business successfully or implement our operating policies and strategies as described in this Form 10K, which could result in the loss of some or all of your investment.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases its facilities from property owned by President and CEO Asif Balagamwala and there is a mortgage on 844 Regina Dr., Atlanta, GA 30318  secured by Mr. Balagamwala. The Company currently does not pay any rent expense on the property, nor are we listed on the Mortgage.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.	RESERVED.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a. Market information.

Green Parts is currently traded on the Over the Counter Market (“OTC Market”). The Company’s ticker symbol is “GNPT” To have our securities quoted on OTCQB or OTCBB we must: (1) be a company that reports its current financial information to the Securities and Exchange Commission (“SEC”), banking regulators or insurance regulators; and (2) have at least one market maker who completes and files a Form 211 with FINRA. Over the Counter Markets differ substantially from national and regional stock exchanges because it: (a) operates through communication of bids, offers and confirmations between broker-dealers, rather than one centralized market or exchange; and (b) securities admitted to quotation are offered by one or more broker-dealers rather than “specialists” which operate in stock exchanges.

The following table sets forth the high and low transaction price for each quarter within the two most recent fiscal years as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	Over The Counter Pink Sheets Market(1)
Quarter Ended	High	Low
December 31, 2013	$0.25	$0.14
September 30, 2013	$0.40	$0.20
June 30, 2013	$0.46	$0.15
March 31, 2013	$0.23	$0.04
December 31, 2012	$0.10	$0.04
September 30, 2012	$0.11	$0.02
June 30, 2012	$0.04	$0.01
March 31, 2012	$0.01	$0.00

________________

(1)

Over The Counter Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The transfer agent and registrar for our common stock is Signature Stock Transfer Inc. As of the date of this report, we had approximately 401 shareholders of record, not including those common shares held in street name.

b. Holders.

As of May 16, 2013, there are 63 holders of the Company’s common stock and 1 preferred stock holder.

c. Dividends.

The Company has not issued any dividends.

Green Parts International, Inc. has no plans of paying cash dividends in the future.

Recent Sales of Unregistered Securities and Equity Purchases by Company

The Company did not issue any shares of its stock during 2013 and 2012.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-K/A contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

–

discuss our future expectations;

–

contain projections of our future results of operations or of our financial condition; and

–

state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

		For the years ended
		12/31/2013	12/31/2012

	Revenues	$15,196,590	$11,412,973

	Cost of Sales	12,134,164	9,054,234
1)	Wages	1,336,712	1,178,842
	Professional Fees	141,825	83,202
	Depreciation	174,899	160,400
	Maintenance	117,041	87,498
	Tools & Hardware	67,771	95,928
	Supplies	26,641	45,435
2)	Other G & A	619,588	485,784

	Interest expense	(550,856)	(305,337)
3)	Other Income(Expense)	68,276	939,480

	NET INCOME	$95,369	$855,793

1) Wages includes all wages, including subcontractor cost and commissions, general, Administrative and operating wages.

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

3) Included $116,724 of Loss on derivative and $185,000 of Gain on early termination of loans.

Results of Operations 2013-2012

Analysis of the years ended December 31, 2013 and 2012.

Revenues

For the years ended December 31, 2013, revenues were approximately $15,156,590 compared to $11,412,973 for the years ended December 31, 2012, increasing by $3,743,617. Sales have benefited from an increase in steel prices as well as an increase in working capital allowing the company to keep a steady flow of inventory.

Cost of Goods Sold

Cost of goods sold increased to $12,134,164 for the year ended December31, 2013 from $9,054,234 for the year ended December 31, 2012, an increase of $3,079,930. Our cost of sales ratios have remained constant with the increases being a product of our larger sales volume for the year.

G & A Expenses

G&A expense decreased to $2,416,840 for the year ended December 31, 2013 from $2,312,148 for the year ended December 31, 2012, an increase of $104,692. The Company cost have remained relatively constant with the major line items here being our labor which increased from 1,178,842 in 2012 to 1,336,7012 for the year ended December 31, 2013. This increase was a reflection of volume increase for the same periods. Other expenses recoded here include insurance, maintenance and depreciation cost.

Other income and expenses

Other items increased to a net expense of $482,580 for the year ended December 31, 2013 from a net income of $809,202 for the year ended December 31, 2012, resulting in a total net other expense item increase of $1,336,712. The major item here was gain on early termination of loans which decreased from 914,539 to 185,000. We also saw interest expense increase as the company accessed more working capital to increase inventory and sales increases. The only other item currently recoded here was a loss on derivative financing in 2013.

Net income (loss)

Net Income decreased to $95,369 for the year ended December 31, 2013 from a net income of $855,793 for the year ended December 31, 2012, a decrease of $760,424. The decrease was mostly the result of onetime items in other income for gain on early termination of loans as described above. Our income from normal operations increased by $598,995 in 2013 in large sales increases.

Liquidity and Capital Resources

On December 31, 2013 we had cash and cash equivalents totaling $57,004. At this time, the Company feels this is adequate to fund our operations in the short term future.

The Company has continually restructured its financing last two years reducing cash flow and liquidity requirements and also feels it has access to sufficient unused credit lines to bridge the gap of any cash flow deficiencies. We anticipate seeking additional opportunities through potential acquisitions or investments. This and other such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and notes thereto and supplementary data required by this Item are presented beginning on page F-1 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that control deficiencies existed that constituted material weaknesses, as described below:

–

lack of documented policies and procedures.

–

we have no audit committee.

–

there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

–

there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Term	Position
Asif M. Balagamwala	39	2002 -Current	Pres/Sec/Treas/CEO/CFO/CAO, Dir.

Asif Balagamwala is the co-founder and President and CEO of Green Parts International, Inc..  He helped to form the company in 2000 after being introduced to, intrigued by and tutored in the dynamic buying and selling of automotive assets for the Used Equipment Division of Al-Hammd, Inc. from June 1998 through December 1999.  In his current role, Mr. Balagamwala principally manages the upper level operations of the business, including the acquisition of and partnering with salvage yards, as well as the buying and selling of all automobiles, parts and automotive-related assets.  He has been the principal point of contact for outside investment and currently serves as the company’s de facto chief financial officer.  Prior to forming Greenparts, Mr. Balagamwala was the President of Al-Hammd, Inc. where he ran two divisions: Asset Management and Used Equipment.    His responsibilities included all P&L items as well as hiring/firing and managing staff.  Before Al-Hammd, Mr. Balagamwala held two roles: President of A.C. Travel, Inc and consultant with Saima Management both from January 1994 through June 2000. Mr. Balagamwala briefly attended Georgia State University in Business Administration before striking out on his own.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of Green Parts International, Inc.’s independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants Green Parts International, Inc.’s annual operating results, considers the adequacy of Green Parts International, Inc.’s internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Green Parts International, Inc. has determined that Asif M. Balagamwala is a financial expert as defined by Section 407 of The Sarbanes-Oxley Act of 2002.  However, Mr. Viola is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his capacity as a member of the audit committee, our board of directors or any other board committee:

•

Accept directly or indirectly any consulting, advisory or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

•

Be an affiliated person of the issuer or any subsidiary thereof.

Asif M. Balagamwala has acquired the status of financial expert through experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions, and overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

Item 11.	Executive Compensation.

Executive Officer Compensation

The Company’s directors are not compensated. The Officer receives an annual salary as described in the table below for the services rendered on behalf of the Company. Built into his compensation package is the economic fair market value of rent for the facility at 844 Regina Ave., Atlanta, Georgia which he provides to the company without an additional charge for rent expense.

	Annual Compensation
				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total ($)

Asif M. Balagamwala	2013	$120,309	$—	$—	$—	$120,309
Chief Executive Officer	2012	$121,000	$—	$—	$—	$121,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2013, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially 10% or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address	Amount of Beneficial Ownership(1)		Percentage of Class %

ASIF M BALAGAMWALA 6705 DOGWOOD PT LANE TUCKER CA 30084	20,856,364		32.27
GREEN PARTS INC % ASIF BALAGAM-GREENPARTS INTL 490 RALPH DAVID ABARNATHY BLVD ATLANTA GA 30312	18,000,000	(2)	27.85

All directors and officers as a group (7 persons)	38,856,364		60.12

_________________

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)	Beneficial interest held by Asif M. Balagamwala.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws.

The following  table sets forth ownership of our Series "a" super voting Preferred Stock. Each Preferred Share comes with voting rights equal to 100 shares of our common stock.

Name and Address	Amount of Beneficial Ownership(1)	Percentage of Class %

ASIF M BALAGAMWALA 6705 DOGWOOD PT LANE TUCKER CA 30084	3,000,000	100.00

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time we do not have an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

Related Transactions

For the purposes of this filing, parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial or operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

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

During the year ended December 31, 2013, the loans to Ghaffer and Agad were recorded as income and taken off the Company's books.

Additionally, balances and transactions with related parties of the Company consist of the following:

		12/31/2013	12/31/2012

Notes Payable Related Party	Sirej Ghaffer	$0	$99,000
Notes Payable Related Party	Henna Agad	0	86,000
Notes Payable Related Party	Asif Balagamwala	113,700	113,700

TOTAL		$113,700	$298,700

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by John Scrudato CPA for services performed during our last two fiscal years.

	Years Ended December 31,
	2013	2012
Audit fees(1)	$14,000	$14,000
Tax fees(2)	0	0
All other fees(3)	0	0

	$14,000	$14,000

__________________

(1)

Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.
(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

2.	List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ASIF M. BALAGAMWALA	President and Chief Executive Officer	March 28, 2014
Asif M. Balagamwala	(Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer) Director

John Scrudato CPA

7 Valley View Drive

Califon, New Jersey 07830

(908)-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Greenparts International, Inc.

We have audited the accompanying balance sheet of Greenparts International, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenparts International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ John Scrudato CPA

Califon, New Jersey

March 20, 2014

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS

	12/31/2013	12/31/2012
	Audited	Audited
Assets
Current assets
Cash	$57,004	$49,255
Accounts receivable , net	53,299	52,825
Inventory, net	2,766,401	1,818,144
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Other current assets	218,649	62,636
Total Current Assets	3,204,013	2,091,520
Property, plant and equipment, net	2,243,444	2,209,304
Goodwill	600,371	600,371
Note receivable - net of current portion	160,000	220,000
Deferred Finance Cost - net of current portion	23,838	72,978

Total Assets	$6,231,666	$5,194,173

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$309,981	$121,189
Environmental liabilities	90,000	90,000
Taxes Payable	230,888	163,251
Notes payable - current portion	1,793,789	971,786
Derivative liability	116,724	0
Total Current Liabilities	2,541,382	1,346,226
Notes Payable - net of current portion	2,061,964	2,213,901
Notes Payable - related parties	113,700	298,700
Total Liabilities	4,717,046	3,858,827
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par value
shares issued and outstanding 3,000,000 and 3,000,000
at December 31, 2013 and December 12, 2012	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value;
shares issued and outstanding 64,618,604 and 64,618,604
at December 31, 2013 and December 31, 2012	64,619	64,619
Additional paid-in capital	3,330,849	3,246,944
Retained earnings	(1,883,848)	(1,979,217)
Total equity	1,514,620	1,335,346
Total liabilities and equity(Deficit)	$6,231,666	$5,194,173

"The accompanying notes are an integral part of these consolidated financial statements."

F-2

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	12/31/2013	12/31/2012
	Audited	Audited

Sales	$15,196,590	$11,412,973

Cost of Sales	12,134,164	9,054,234

Gross profit	3,062,426	2,358,739

Operating expenses	2,416,840	2,112,148

Net income from operations	645,586	246,591

Other Income (Expense) – (Note 10)	(482,580)	609,202

Income from continuing operations
before income taxes	163,006	855,793

Income taxes – (Note 12)	(67,637)	0

Net income	$95,369	$855,793

Basic and Diluted income per share
Basic and diluted income per share – (Note 11)	0.0015	0.013

Weighted average number of shares
outstanding basic and diluted	64,618,604	64,618,604

"The accompanying notes are an integral part of these consolidated financial statements."

F-3

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	12/31/2013	12/31/2012
	Audited	Audited
Cash flows from operating activities
Net income (loss) from continuing operations	$95,369	$855,793
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	174,648	160,399
Amortization	49,140	16,220
Accretion of debt discount	10,658	0
(Gain) loss on Derivative	116,724	0
Gain on early termination of loans	(185,000)	(914,539)

(Increase) decrease in accounts receivable	(474)	(12,107)
(Increase) decrease in inventory	(948,257)	34,133
(Increase) decrease in other assets	(156,013)	1,000
Increase (decrease) in accounts payable	188,792	(289,347)
Increase (decrease) in net income tax payable	67,637	(24,084)
Net cash used in operating activities	(586,776)	(172,532)
Cash flows from investing activities
Purchase fixed assets	(208,788)	(509,789)
Net cash provided(used) by investing activities	(208,788)	(509,789)
Cash flows from financing activities
Payments on notes payable	(1,210,792)	(2,493,639)
Deferred financing cost	0	(137,858)
Deferred Income Taxes	0	(182,453)
Payments on long term lease obligations	(53,119)	(76,408)
Note receivable issuance on asset sale	0	(395,000)
Payments received on note receivable	60,000	115,000
Net Proceeds from borrowings	2,007,224	3,861,183
Net cash provided(used) by financing activities	803,313	690,825
Net increase(decrease) in cash	7,749	8,504

Cash, beginning of period	49,255	40,751

Cash, end of period	$57,004	$49,255

"The accompanying notes are an integral part of these consolidated financial statements."

F-4

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Years Ended
	12/31/2013	12/31/2012
	Unaudited	Unaudited

Supplemental disclosure of cash
flow information

Interest paid	$312,071	$305,337
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

Gain on early termination of loans	$185,000	$914,539
Beneficial conversion of convertible notes	$83,906	$0
Debt discount on convertible notes	$75,667	$0

"The accompanying notes are an integral part of these consolidated financial statements."

F-5

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JANUARY 1, 2012 THROUGH DECEMBER 31, 2013

						Additional
		Common stock		Preferred stock		paid in	Accumulated
		Shares	Amount	Shares	Amount	capital	deficit	Total
								(Audited)

Balance at	1-Jan-12	64,618,604	$64,619	3,000,000	$3,000	$3,246,944	$(2,835,010)	$479,553

Net income for the year
ended December 31, 2012		0	0	0	0	0	855,793	855,793

Balance at	31-Dec-12	64,618,604	64,619	3,000,000	3,000	3,246,944	(1,979,217)	1,335,346

Beneficial conversion
on convertible notes		0	0	0	0	83,905	0	83,905

Net income for the year
ended December 31, 2012		0	0	0	0	0	95,369	95,369

Balance at	31-Dec-12	64,618,604	$64,619	3,000,000	$3,000	$3,330,849	$(1,883,848)	$1,514,620
			`

"The accompanying notes are an integral part of these consolidated financial Statements"

F-6

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

Note 1 - Company Background

The consolidated financial statements include Greenparts International, Inc.("GNPT"), Greenparts, Inc., and  Metal Max  Recycling, LLC, and are referred collectively herein as "the Company". Incorporated on March 19, 1998 in the state of Nevada as Millennium Cellular Inc. The Company later became Thrive Development, Inc., and then Greenparts International, Inc. Company’s principal activities include processing of salvage vehicles and trucks and other scrap material for the purpose of recycling of metals, selling used parts and rebuilding of vehicles for resale. The Company’s manufacturing facilities are primarily based in the vicinity of Atlanta, Georgia.

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

F-6

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

Note -2- Summary of Significant Accounting Policies (Continued)

Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2013, and 2012.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of December 31, 2013 and December 31, 2012.

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

Note -2- Summary of Significant Accounting Policies (Continued)

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

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Note -2- Summary of Significant Accounting Policies (Continued)

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years  ended December 31, 2013, and 2012 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at December 31, 2013 was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 64,618,604 thousand common stocks.

Preferred Stock

On June 4, 2007, the Company’s Board of Directors authorized the issuance of Series “A” Preferred stock of 3,000,000. These shares had super voting rights of 100 common shares votes to each preferred share. The Company issued a total of 3,000,000 shares were issued on this date

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Note -2- Summary of Significant Accounting Policies (Continued)

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a lattice model for valuation of the derivative. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

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

Note 4 - Inventories

Inventories consist of the scrap metals, vehicles, engines, transmissions, and others are recorded at cost.	12/31/2013	12/31/2012

Processed and unprocessed scrap metal	$1,092,500	$945,100
Finished goods - parts	1,673,901	873,044

Inventories, net	$2,766,401	$1,818,144

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	12/31/2013	12/31/2012

Machinery and equipment	$2,681,788	$2,516,966
Land and building	135,000	135,000
Improvements	118,654	74,688
Property, plant and equipment, gross	2,935,442	2,726,654
Less: accumulated depreciation	(691,998)	(517,350)
Property, plant and equipment, net	$2,243,444	$2,209,304

Note 6 - Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	12/31/2013	12/31/2012

Bank term note of 34 equal payments at 6.5% with a maturity date of July 1, 2015. This note is secured by the property on 844 Regina Drive owned by the president, Asif Balagamwala, and the business assets.	2,227,939	2,323,515

Bank revolving line of credit with maximum $700, 000 limit.Interest rate of 6.5%, and has a maturity date of August 28, 2014. This loan was secured by the property on 844 Regina Drive owned by the president, Asif Balagamwala, and the business assets.	672,404	596,047

Capital lease obligations secured by generator with a maturity date of November 1, 2013.	19,750	33,250

Capital lease obligations secured by excavator equipment with a maturity date of April 30, 2013.	4,120	10,120

Capital lease obligations secured by excavator equipment with a maturity date of December 31, 1012.	5,500	14,740

Bank revolving line of credit with maximum $500, 000 limit. Annual interest rate at 6.5%, secured by equipment	226,284	0

Note agreement for machine parts with no stated interest rate and a maturity date of February 1, 2013. The lender has confirmed this note is not considered in default.	32,927	34,427

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.	28,002	37,695

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	81,595	96,281

Term loan of monthly payments secured by assets of asset purchase in 2012. There is no stated interest rate and a maturity date of April 18, 2018.	0	17,541

Bank working capital term loan unsecured with an interest rate of 12%, monthly payments of $33,200 and a maturity date of May 24, 2014	530,877	0

Term loan of monthly payments secured by assets of asset purchase in 2007. There is no stated interest rate and a maturity date of November 30 2014.	0	22,071

Nine month convertible note with 8% stated interest rate, maturity date of August 9, 2014. Initial proceeds were $73,000, shares convert at 40% of market value. This note is recorded net of debt discount of $64,428.	9,072	0

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note is recorded net of debt discount of $7,717.	17,283	0

Total Notes Payable	3,855,753	3,185,687
Less Current Portion	1,793,789	971,786
Long Term Notes Payable	$2,061,964	$2,213,901

Note 7 – Business Combinations

During fiscal 2013, the Company did not make any acquisitions:

The acquisition completed in fiscal 2013 was not material to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2013 acquisition is not presented, since the aggregate results would not be significantly different than reported results.

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

Note 8 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $220,000 in notes receivable as of December 31, 2013 $60,000 current and $160,000 long term, and $280,000 in notes receivable at December 31, 2012, $60,000 current and $220,000 long term.

Note 9 – Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of December 31, 2013:

Lease Obligations

		Long	Capital
	Twelve	Term	Lease
	months ending	Debt	Obligation	Total

	12/31/2014	$1,733,745	$60,044	$1,793,789
	12/31/2015	246,000	34,174	280,174
	12/31/2016	246,000	21,906	267,906
	12/31/2017	1,514,522	19,584	1,534,106
	12/31/2018 & Beyond	0	3,259	3,259

	Totals	$3,740,267	$138,967	$3,879,234

Note 9 – Commitments and Contingencies (Continued)

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

Note 10 – Other Income (Expense)

	12/31/2013	12/31/2012
Other income(expense) consisted of:
Gain on early termination of loans	185,000	914,539
Gain(loss) on Derivative contract	(116,724)	-
Interest expense	(550,856)	(305,337)
Total Other Income (Expense)	(482,580)	609,202

Note 11 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the years ended December 31:

	12/31/2013	12/31/2012

Net Income (Loss)	$95,369	$855,793

Weighted-average number common shares outstanding basic:

Weighted-average common stock	64,618,604	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	735,000	-
Weighted-average common shares
outstanding- Diluted	65,353,604	64,618,604

Note 12 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the years ended December 31:

Current:	12/31/2013	12/31/2012

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	135,100
State	30,475	28,151
Total taxes payable	230,888	163,251
Total income tax expense	$67,637	$0

	12/3/2013	12/31/2012
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

In fiscal 2012 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

Note 13 – Related Party Transactions

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

During the year ended December 31, 2013, the loans to Ghaffer and Agad were recoded as income and taken off the Company's books.

Additionally, balances and transactions with related parties of the Company consist of the following:

		12/31/2013	12/31/2012

Notes Payable Related Party	Sirej Ghaffer	$0	$99,000
Notes Payable Related Party	Henna Agad	0	86,000
Notes Payable Related Party	Asif Balagamwala	113,700	113,700

TOTAL		$113,700	$298,700

Note 14 – Segment Information

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

The table below illustrates the Company’s results by reporting segment for the years ended December 31:

Segment Information

	9/30/2013	12/31/2012
Revenue

Parts	$7,666,280	$6,180,102
Scrap Metal	7,530,310	5,232,871

Total Revenue	$15,196,590	$11,412,973

	9/30/2013	12/31/2012
Product Cost

Parts	$6,355,805	$5,285,768
Scrap Metal	5,898,363	3,768,466

Total Product Cost	$12,254,168	$9,054,234

	6/30/2013	12/31/2012
Net Operating Income

Parts	$151,951	$(357,694)
Scrap Metal	493,635	404,285

Total Net Operating Income	$645,586	$46,591

Note 15 – Goodwill

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

The carrying amount of goodwill for the years ended December 31, 2013 and 2012:

Goodwill Source	12/31/2013	12/31/2012

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 16 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible note with a cumulative balance of $73,500 at December 31, 2013, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $116,724 as of December 31, 2013.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 77.02% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

	Derivative Liability at December 31, 2012	Reclassification from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Year Ended August 31, 2012	Settled to Additional Paid in Capital	Derivative Balances At December 31, 2013

Convertible note	0	0	73,500	(116,724)	(73,500)	(116,724)

Total	$ 0	0	$ 73,500	$ (116,724)	$ (73,500)	$(116,724)