Form 10-Q
period 2014-03-31
Green Parts International, Inc.
filed 2014-05-20
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR
 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of May 15, 2014 the registrant had 64,618,604 shares of common stock outstanding.

Green Parts International, Inc.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

SIGNATURES		26

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS

	3/31/2014	12/31/2013
	Unaudited	Audited
Assets
Current assets
Cash	$177,762	$57,004
Accounts receivable , net	23,733	53,299
Inventory, net	2,801,857	2,766,401
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Other current assets	320,373	218,649
Total Current Assets	3,432,385	3,204,013
Property, plant and equipment, net	2,212,329	2,243,444
Goodwill	600,371	600,371
Note receivable - net of currrent portion	145,000	160,000
Deferred Finance Cost - net of current portion	11,553	23,838

Total Assets	$6,401,638	$6,231,666

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$280,464	$309,981
Environmental liabilities	90,000	90,000
Taxes Payable	230,908	230,888
Notes payable - current portion	1,971,959	1,793,789
Derivative liability	231,467	116,724
Total Current Liabilities	2,804,798	2,541,382
Notes Payable - net of current portion	2,019,483	2,061,964
Notes Payable - related parties	113,700	113,700
Total Liabilities	4,937,981	4,717,046
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par bvalue
shares issued and outstanding 3,000,000 and 3,000,000
at December 31, 2013 and December 12, 2012	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value;
shares issued and outstanding 64,618,604 and 64,618,604
at December 31, 2013 and December 31, 2012	64,619	64,619
Additional paid-in capital	3,404,349	3,330,849
Retained earnings	(2,008,311)	(1,883,848)
Total equity	1,463,657	1,514,620
Total liabilities and equity(Deficit)	$6,401,638	$6,231,666

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	3/31/2014	3/31/2013
	Unaudited	Unaudited

Sales	$3,063,987	$3,230,040

Cost of Sales	2,373,279	2,544,258

Gross profit	690,708	685,782

Operating expenses	565,930	604,115

Net income from operations	124,778	81,667

Other income(expense)
Debt forgiveness	0	0
Gain(loss) on Derivative contract	(114,743)	0
Interest expense	(117,936)	(51,717)
Total Other Income (Expense)	(232,679)	(51,717)

Income from continuing operations
before income taxes	(107,901)	29,950

Income taxes	(16,562)	(6,365)

Net income	$(124,463)	$23,585

Basic and Diluted income per share
Basic and diluted income per share	(0.0019)	0.0130

Weighted average number of shares
outstanding basic and diluted	64,618,604	64,618,604

  "The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	3/31/2014	3/31/2013
	Unaudited	Unaudited
Cash fows from operating activities
Net income (loss) from continuing operations	$(124,463)	$23,585
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	31,115	40,100
Amortization	12,285	12,285
Accretion of debt discount	54,256	6,365
(Gain) loss on Derivative	114,743	0
Forgiveness of debt	0	0

(Increase) decrease in accounts receivable	29,566	(39,707)
(Increase) decrease in inventory	(35,456)	(435,585)
(Increase) decrease in other assets	(101,724)	(46,559)
Increase (decrease) in accounts payable	(29,217)	204,875
Increase (decrease) in net income tax payable	20	(9,640)
Net cash used in operating activities	(48,875)	(244,281)
Cash flows from investing activities
Purchase fixed assets	0	(26,676)
Net cash provided(used) by investing activities	0	(26,676)
Cash flows from financing activities
Payments on notes payable	(203,183)	0
Deferred financing cost	0	0
Deferred Income Taxes	0	0
Payments on long term lease obligations	(40,684)	(40,684)
Note receivable issuance on asset sale	0	0
Payments received on note receivable	15,000	15,000
Net Proceeds from borrowings	398,500	362,941
Net cash provided(used) by financing activities	169,633	337,257
Net increase(decrease) in cash	120,758	66,300

Cash, beginning of period	57,004	49,255

Cash, end of period	$177,762	$115,555

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the Three Months Ended
	3/31/2014	3/31/2013
	Unaudited	Unaudited

Supplemental disclosure of cash
flow information

Interest paid	$51,395	$51,717
Income taxes paid	$16,562	$9,640

Supplemental disclosure of
non-cash activities

Income tax provisions	$0	$0
Common stock issued for services	$0	$0

  "The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 1 - Company Background

The consolidated financial statements include Greenparts International, Inc.("GNPT"), Greenparts, Inc., and  Metal Max  Recycling, LLC, and are referred collectively herein as "the Company".  The Company's principal activities include processing of salvage vehicles and trucks and other scrap material for the purpose of recycling of metals, selling used parts and rebuilding of vehicles for resale. The Company's facilities are primarily based in the vicinity of Atlanta, Georgia.

The Company has  acquired various acquisitions in an effort to capitalize on the growing need of recycling and turning these materials into multiple revenue streams and expanded distribution.

Note 2 - Summary of Significant Accounting Policies

This summary of significant account policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles ("US GAAP") and have been consistently applied in the preparation of the financial statements.

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

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable,  and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Revenue  Recognition

The majority of the Company's revenue is derived from the sale of recycled OEM products and aftermarket products. Revenue is recognized when the products are shipped, title and risk of loss transfer to the buyer, and collectability is reasonably assured, subject to an allowance for estimated returns, discounts and allowances that management estimates based upon historical information. Retail revenues are recognized when customers pay for parts, and wholesale product revenues are recognized when customer weight certificates are received following shipments. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues; therefore, no material provisions have been made when the sale is recognized.

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
AS OF MARCH 31, 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

Accounts Receivables, Net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, management records a specific allowance against amounts due, and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note -2- Summary of Significant Accounting Policies (Continued)

Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2013, and 2012.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of March 31, 2014 and March 31, 2013.

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

On January 1, 2008, the Company adopted ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

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

In February 2007, the FASB issued ASC 825-10 "Financial Instruments."ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note -2- Summary of Significant Accounting Policies (Continued)

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

Legal Matters

The Company currently and from time to time is involved in litigation incidental to the conduct of the business. The damages claimed in some of this litigation are substantial. Based on an internal review, the Company accrues reserves using management's best estimate of the probable and reasonably estimable contingent liabilities. The management does not currently believe that any of these legal claims incidental to the conduct of the business, individually or in the aggregate, will result in liabilities material to the combined financial position, results of operations or cash flows. However, if such estimates related to these contingent liabilities are incorrect, the future results of operations for year could be  materially adversely affected.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, "Earnings Per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at December  31,  2013  was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 64,618,604 thousand common stocks.

Preferred Stock

On June 4, 2007, the Company's Board of Directors authorized the issuance of Series "A" Preferred stock of 3,000,000. These shares had super voting rights of 100 common shares votes to each preferred share. The Company issued a total of 3,000,000 shares were issued on this date

Derivative Financial Instruments

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

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note -2- Summary of Significant Accounting Policies (Continued)

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

Note 4 - Inventories

Inventories comprised scrap metals, vehicles, engines, transmissions, and others are recorded at cost.
Inventories

	3/31/2014	12/31/2013

Processed and unprocessed scrap metal	$856,261	$1,092,500
Finished goods - parts	1,945,068	1,673,901

Inventories, net	$2,801,329	$2,766,401

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

Property, Plant and Equipment

	3/31/2014	12/31/2013

Machinery and equipment	$2,681,788	$2,681,788
Land and building	135,000	135,000
Improvements	118,654	118,654
Property, plant and equipment, gross	2,935,442	2,935,442
Less: accumulated depreciation	(723,113)	(691,998)
Property, plant and equipment, net	$2,212,329	$2,243,444

Note 6 - Bank Loans and Long-Term Leases

Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	3/31/2014	12/31/2013

Bank term note of 34 equal payments at 6.5% with a
maturity date of July 1, 2015. This note is secured by the
property on 844 Regina Drive owned by the president,
Asif Balagamwala, and the business assets.	2,202,585	2,227,939

Bank term loan, formerly LOC
Interest rate of 6.5%, and has a maturity date of
August 28, 2015. This loan was secured by the property
on 844 Regina Drive owned by the president, Asif
Balagamwala, and the business assets.	642,014	672,404

Capital lease obligations secured by generator with a
maturity date of November 1, 2013.	15,250	19,750

Capital lease obligations secured by excavator equipment
with a maturity date of April 30, 2013.	4,120	4,120

Capital lease obligations secured by excavator equipment
with a maturity date of December 31, 1012.	1,000	5,500

Bank revolving line of credit with maximum $500, 000 limit.
Annual interest rate at 6.5%, secured by equipment	451,284	226,284

Note agreement for machine parts with no stated interest
rate and a maturity date of February 1, 2013. The lender
has confirmed this note is not considered in default.	32,927	32,927

Capital lease obligations secured by fencing equipment
with a maturity date of June 1, 2015.	24,771	28,002

Capital lease obligations secured by weighting equipment
with a maturity date of June 1, 2017.	76,699	81,595

Bank working capital term loan unsecured with an interest rate of 12%,
monthly payments of $8,411 and a maturity date in November 2014	67,291	0

Bank working capital term loan unsecured with an interest rate of 12%,
monthly payments of $33,200 and a maturity date of May 24, 2014	368,390	530,877

Nine month convertible note with 8% stated interest rate,
maturity date of August 9, 2014. Initial proceeds were
$73,500, shares convert at 40% of market value. This note
is recorded net of debt discount of $24,500.	49,000	0

Nine month convertible note with 8% stated interest rate,
maturity date of August 9, 2014. Initial proceeds were
$73,000, shares convert at 40% of market value. This note	36,288	9,072
is recorded net of debt discount of $36,712.

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were
$25,000, shares convert at $0.25 per share. This note
is recorded net of debt discount of $5,925.	19,823	17,283

Total Notes Payable	3,991,442	3,855,753

Less Current Portion	1,971,959	1,793,789

Long Term Notes Payable	$2,019,483	$2,061,964

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 7 – Business Combinations

During the periods presented, the Company did not make any acquisitions:

The acquisition completed in fiscal 2013 was not material to the Company's financial position or results of operations. Pro forma operating results for the fiscal 2013 acquisition is not presented, since the aggregate results would not be significantly different than reported results.

Note 8 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $205,000 in notes receivable at March 31, 2014, $60,000 current and $145,000 long term.

Note 9 – Commitments and Contingencies
Commitments

The table below sets forth the Company's future minimum obligations under non-cancelable operating leases as of March 31, 2014:

Lease Obligations

	Long	Capital
Twelve	Term	Lease
months ending	Debt	Obligation	Total

3/31/2015	$1,911,915	$60,044	$1,971,959
3/31/2106	246,000	34,174	280,174
3/31/2017	246,000	21,906	267,906
3/31/2017	1,448,560	19,584	1,468,144
03/31/2018 & Beyond	0	3,259	3,259

Totals	$3,852,475	$138,967	$3,991,442

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company's specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against net sales.

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

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 10 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the quarters ending March 31:

	3/31/2014	3/31/2013

Net Income (Loss)	$(124,463)	$23,585

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	64,618,604	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	1,665,243	-
Weighted-average common shares
outstanding- Diluted	65,353,604	64,618,604

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 11 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the periods ended March 31, 2013 and December 31, 2013:

Current:	3/31/2014	12/31/2013

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	200,413
State	30,475	30,475
Total taxes payable	230,888	230,888
Total income tax expense	$67,637	$67,637

	3/31/2014	12/31/2013
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

In fiscal 2014 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 12 – Related Party Transactions

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

During the previous year ended December 31, 2013, the loans to Ghaffer and Agad loans were forgiven, recoded as income and taken off the Company's books.

Additionally, balances and transactions with related parties of the Company consist of the following:
		3/31/2014	12/31/2013

Notes Payable Related Party	Asif Balagamwala	$113,700	$113,700

TOTAL		$113,700	$113,700

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 13 – Segment Information

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in two operating and reporting segments: metal purchasing, processing, recycling and selling, and used auto parts.

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

The information provided below is obtained from internal information that is provided to the Company's chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business and  therefore we do not present indirect operating expenses.

The table below illustrates the Company's results by reporting segment for the three months ended March 31, 2014 and 2013:

Segment Information

	3/31/2014	3/31/2013
Revenue

Parts	$1,511,290	$1,800,316
Scrap Metal	1,552,697	1,429,724

Total Revenue	$3,063,987	$3,230,040

	3/31/2014	3/31/2013
Product Cost

Parts	$1,276,401	$1,377,550
Scrap Metal	1,096,878	1,166,708

Total Product Cost	$2,373,279	$2,544,258

	3/31/2014	3/31/2013
Net Operating Income

Parts	$82,353	$49,817
Scrap Metal	42,425	31,850

Total Net Operating Income	$124,778	$81,667

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 14 – Goodwill

In the fourth quarter of fiscal 2013, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill.

As a result of both tests, the Company determined that the fair value for which goodwill was allocated was in excess of its respective carrying value and the goodwill balance was not impaired.

The determination of fair value of the assets used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions, including a sustained decline in the Company's market capitalization, may lead the Company to reevaluate its assumptions as to future growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, appropriate discount rates and other factors that may result in changes in the estimates of discounted future cash flows. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates.

The carrying amount of goodwill for the periods ended March 31, 2014 and December 31, 2013:

Goodwill Source	3/31/2014	12/31/2013

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 15 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined  embedded derivative existed  two of their convertible notes and ASC 815 was applied.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $231,467 as of March 31, 2014.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 77.02% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.
The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

PART I

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company will become the premier supplier of recycled auto parts through a strategy of consolidation and expanded distribution.  Connecting the Company's salvage yards with a proprietary inventory system, Greenparts will leverage its salvage yards as the core of its decentralized distribution system.  Over the next five years, the Company will grow to approximately 36 salvage yards and 30 retail stores in 10 key markets.   The issuer is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Suppliers

The primary suppliers of salvage vehicles for the automotive recycling industry are insurance companies.  After an automobile accident, adjusters representing the insurance provider estimate the cost of repairing the vehicle and gather information to estimate the vehicle's pre-loss value.  If the cost to repair is greater than the pre-loss value minus the estimated salvage value, the vehicle is classified as a total loss ("totaled").   The insurance carrier then settles with the owner of the totaled vehicle, receives title to the vehicle and either assigns the vehicle to a salvage vehicle auction company or sells it directly to a reseller or a dismantler.

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

One of the Company's key business drivers is a robust inventory and distribution system tying together all of the Company's salvage yards, retail stores and call center.  By maintaining an efficient decentralized system with centralized controls conforming to the highest standard processes, much of the overhead that would be required in a centralized distribution operation is kept in the Company's gross profits.

Customers will have a variety of methods to purchase high quality, warranted recycled automotive parts.  Greenparts will have a number of retail stores in high traffic, easily accessible areas for most consumers in their target markets to purchase parts.   For those who are close to the salvage yards, there will also be the option to go to the yard and purchase the same quality parts.  Additionally, there is also an option for consumers to purchase parts through the internet (PC or thin client devices) or through the Company's toll-free number, where inventories will be updated real-time through the Greenparts automated inventory system.

Products

Green Parts International is a recycler of automobiles and appliances providing raw materials for manufactures in the United States, China, Korea, and India.  By separating the different materials and parts and shipping them to the end users Green Parts maximizes the effectiveness of the recycling efforts.  Parts from cars and office equipment are reused and do not end up in landfills. By utilizing state of the art recycling equipment the parts not suitable for reuse are broken down to their base elements and sold as raw materials for manufacturing.  These materials include steel, aluminum, and copper.  Automotive oils and greases are also recovered and recycled.  This "green" approach to total recycling is not only good for the environment but also offers tremendous profit potential.

Raw Material Availability

The Company will accumulate its inventory of vehicles from a number of sources.  In addition to individuals who sell the vehicles directly to salvage yards, Greenparts will also purchase vehicles from a number of salvage auctions.  As the Company becomes more established and is able to generate sufficient volume, Greenparts anticipates that it will be able to deal directly with the larger insurance companies to acquire their "totaled" vehicles at a more favorable price than through auctions.

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

		3/31/2014	3/31/2013

	Revenues	$3,063,987	$3,230,040

	Cost of Sales	2,273,279	2,544,258
1)	Wages	321,004	304,546
	Fuel	11,130	13,891
	Depreciation	31,115	40,100
	Maintenance	78,711	87,792
	Tools & Hardware	8,305	17,265
	Supplies	29,744	32,506
2)	Other G & A	185,921	108,015

	Interest expense	(117,936)	(51,717)
	Tax Provisions	(16,562)	(6,365)
	Other Income(Expense)	(114,743)	0

	NET INCOME	$(124,463)	$23,585

 Results of Operations 2014-2013

Analysis of the three months ended March 31, 2014 and 2013.

Revenues

       For the three months ended March 31, 2014, revenues were approximately $ 3,063,987compared to $3,230,040 for the three months ended March 31, 2013, decreasing by $166,053. Most of this decrease is attributable to winter weather conditions restricting operational activity.

Cost of Goods Sold

          Cost of goods sold decreased to $2,273,279 for the three months ended March 31, 2014 from $2,544,258 for the three months ended March 31, 2013, a decrease of $270,979. Most of this decrease is attributable to wweather conditions restricting operational activity.

G & A Expenses

          G&A expense decreased to $565,730 for the three months ended March 31, 2014 from $604,115 for the three months ended March 31, 2013, a decrease of $38,185. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

           Other items increased to a net expense of $232,679 for the three months ended March 31, 2014 from a net expense of $51,717 for the three months ended March 31, 2013, resulting in a total net other expense item increase of $180,962. The Majority of this increase was the result of derivative liabilities which  were not present in 2013.

Net income (loss)

           Net losswas  $124,463 for the three months ended March 31, 2014 from a net income of $23,585 for the three months ended March 31, 2013, an decrease of $148,048. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Liquidity and Capital Resources

On March 31, 2014 we had cash and cash equivalents totaling $177,762. At this time, the Company feels this is adequate to fund our operations in the short term future.

The Company was continually restructured its financing over 2013 and 2012 time period reducing cash flow and liquidity requirements and also feels it has access to sufficient unused credit lines to bridge the gap of any cash flow deficiencies. We anticipate seeking additional opportunities through potential acquisitions or investments. This and other such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different. These factors include, among other things, those described under Risk Factors in Item 1A of our Form 10, filed with the SEC on June 11, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of March 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from January 1, 2014 through March 31, 2014.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19 day of May 2014.

                                           Greenparts International, Inc.

                                           /s/  Asif M. Balagamwala
                                          ----------------------------
                                          CEO/CFO