Form 10-Q/A
period 2014-03-31
Green Parts International, Inc.
filed 2014-05-23
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA
AMENDMENT #1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report of Greenparts International, Inc. (the "Company") on Form 10-Q, for the quarterly period ended March 31, 2014 (the "Form 10-Q"), filed with the Securities and Exchange Commission on May 20, 2014 (the "Original Filing Date").

The purpose of this Amendment is to correct previous immaterial inconsistencies in the original document. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

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
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par bvalue
shares issued and outstanding 3,000,000 and 3,000,000
at March 31, 2014 and December 31, 2013	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value;
shares issued and outstanding 64,618,604 and 64,618,604
at March 31, 2014 and December 31, 2013	64,619	64,619
Additional paid-in capital	3,404,349	3,330,849
Retained earnings	(2,008,311)	(1,883,848)
Total equity	1,463,657	1,514,620
Total liabilities and equity(Deficit)	$6,401,638	$6,231,666

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	3/31/2014	3/31/2013
	Unaudited	Unaudited

Sales	$3,063,987	$3,230,040

Cost of Sales	2,373,279	2,544,258

Gross profit	690,708	685,782

Operating expenses	565,930	604,115

Net income from operations	124,778	81,667

Other income(expense)
Debt forgiveness	0	0
Gain(loss) on Derivative contract	(114,743)	0
Interest expense	(117,936)	(51,717)
Total Other Income (Expense)	(232,679)	(51,717)

Income from continuing operations
before income taxes	(107,901)	29,950

Income taxes	(16,562)	(6,365)

Net income	$(124,463)	$23,585

Basic and Diluted income per share
Basic and diluted income per share	(0.0019)	0.0130

Weighted average number of shares
outstanding basic	64,618,604	64,618,604

Weighted average number of shares outstanding	66,283,847	64,618,604

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

Note 4 - Inventories

Inventories comprised scrap metals, vehicles, engines, transmissions, and others are recorded at cost.
Inventories

	3/31/2014	12/31/2013

Processed and unprocessed scrap metal	$856,261	$1,092,500
Finished goods - parts	1,945,596	1,673,901

Inventories, net	$2,801,857	$2,766,401

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

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

Note 11 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the periods ended March 31, 2013 and December 31, 2013:

Current:	3/31/2014	12/31/2013

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	200,413
State	30,495	30,475
Total taxes payable	230,908	230,888
Total income tax expense	$16,562	$6,365

	3/31/2014	12/31/2013
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

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