Form 10-Q/A
period 2013-06-30
Green Parts International, Inc.
filed 2014-06-03
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report of Greenparts International, Inc. (the "Company") on Form 10-Q, for the quarterly period ended June 30, 2013 (the "Form 10-Q"), filed with the Securities and Exchange Commission on August 14, 2013 (the "Original Filing Date").

This amendment is made solely for the purpose of uploading the registrants XBRL files and there are no other changes to the 10Q.

EXHIBIT

CERTIFICATIONS

31.1
Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1
Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

\

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 3rd day of June 2014.

Greenparts International, Inc.

/s/ Asif M. Balagamwala
Asif M. Balagamwala
CEO/CFO