Form 10-Q/A
period 2013-09-30
Green Parts International, Inc.
filed 2014-06-03
CIK 1577898

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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of November 10, 2013 the registrant had 64,618,604 shares of common stock outstanding.

 This amendment is made solely for the purpose of uploading the registrants XBRL files and there are no other changes to the 10Q.

EXHIBITS

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
authorized, this 3rd day of June,   2014.

                                           Greenparts International, Inc.

                                           /s/  Asif M. Balagamwala
                                          ----------------------------
                                          CEO/CFO