Form 10-Q
period 2014-06-30
Green Parts International, Inc.
filed 2014-08-14
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

As of August 1, 2014 the registrant had 64,618,604 shares of common stock outstanding.

Green Parts International, Inc.

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	Audited	Audited
Assets
Current assets
Cash	$19,269	$57,004
Accounts receivable , net	51,349	53,299
Inventory, net	2,968,688	2,766,401
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Other current assets	374,592	218,649
Total Current Assets	3,522,558	3,204,013
Property, plant and equipment, net	2,191,528	2,243,444
Goodwill	600,371	600,371
Note receivable - net of currrent portion	130,000	160,000
Deferred Finance Cost - net of current portion	732	23,838
Total Assets	$6,445,189	$6,231,666

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$291,556	$309,981
Environmental liabilities	90,000	90,000
Taxes Payable	230,888	230,888
Notes payable - current portion	2,257,648	1,793,789
Derivative liability	110,250	116,724
Total Current Liabilities	2,980,342	2,541,382
Notes Payable - net of current portion	1,992,499	2,061,964
Notes Payable - related parties	113,700	113,700
Total Liabilities	5,086,541	4,717,046
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par value shares issued and outstanding 3,000,000 and 3,000,000 at June 30, 2014 and December 31, 2013	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value; shares issued and outstanding 64,618,604 and 64,618,604 at June 30, 2014 and December 31, 2013	64,619	64,619
Additional paid-in capital	3,330,849	3,330,849
Retained earnings	(2,039,820)	(1,883,848)
Total equity	1,358,648	1,514,620
Total liabilities and equity(Deficit)	$6,445,189	$6,231,666

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	$3009008	$3230040	$6072995	$6564425

Cost of Sales	2451481	2544258	4824760	5268933

Gross profit	557527	685782	1248235	1295492

Operating expenses	564840	604115	1130770	1124675

Net income from operations	(7313)	81667	117465	170817

Other income(expense)
Gain(loss) on Derivative contract	121217	0	6474	0
Interest expense	(145413)	(51717)	(263349)	(144738)
Total Other Income (Expense)	(24196)	(51717)	(256875)	(144738)

Income from continuing operations
before income taxes	(31509)	29950	(139410)	26079

Income taxes	0	(6365)	(16562)	0

Net income	$(31509)	$23585	$(155972)	$26079

Basic and Diluted income per share
Basic income per share	(0)	0	(0)	0
Diluted income per share	(0)	0	(0)	0

Weighted average number of shares
Outstanding basic	64618604	64618604	64618604	64618604
Outstanding diluted	66443604	64618604	66443604	64618604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	6/30/2014	6/30/2013

Cash fows from operating activities
Net income (loss) from continuing operations	$(155,972)	$26,079
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	87,030	82,951
Amortization	23,106	24,570
Accretion of debt discount	79,397	0
(Gain) loss on Derivative	(6,474)	0

(Increase) decrease in accounts receivable	1,950	(32,670)
(Increase) decrease in inventory	(202,287)	(576,162)
(Increase) decrease in other assets	(155,943)	(69,915)
Increase (decrease) in accounts payable	(18,425)	123,496
Increase (decrease) in net income tax payable	0	(26,287)
Net cash used in operating activities	(347,618)	(447,938)
Cash flows from investing activities
Purchase fixed assets	(35,114)	(96,716)
Net cash provided(used) by investing activities	(35,114)	(96,716)
Cash flows from financing activities
Payments on notes payable	(713,527)	(643,930)
Payments on long term lease obligations	(29,759)	(34,493)
Payments received on note receivable	30,000	30,000
Net Proceeds from borrowings related party	0	3,679
Net Proceeds from borrowings	1,058,283	1,247,800
Net cash provided(used) by financing activities	344,997	603,056
Net increase(decrease) in cash	(37,735)	58,402

Cash, beginning of period	57,004	49,255

Cash, end of period	$19,269	$107,657

Supplemental disclosure of cash flow information

Interest paid	$251,039	$80,736
Income taxes paid	$16,562	$1,147

Supplemental disclosure of non-cash activities

Income tax provisions	$0	$0

Common stock issued for services	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 1 - Company Background

The consolidated financial statements include Greenparts International, Inc.("GNPT"), Greenparts, Inc., and Metal Max Recycling, LLC, and are referred collectively herein as "the Company". The Company’s principal activities include processing of salvage vehicles and trucks and other scrap material for the purpose of recycling of metals, selling used parts and rebuilding of vehicles for resale. The Company’s facilities are primarily based in the vicinity of Atlanta, Georgia.

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

Note -2- Summary of Significant Accounting Policies (Continued)

Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the six months ended June 30, 2014 and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of June 30, 2014 and June 30, 2013.

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at June 30, 2014 was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 64,618,604 thousand common stocks.

Preferred Stock

On June 30,2014, the Company’s Board of Directors has authorized the issuance of Series “A” Preferred stock of 3,000,000. These shares had super voting rights of 100 common shares votes to each preferred share. The Company has issued a total of 3,000,000 shares were issued on this date

Derivative Financial Instruments

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

Note -2- Summary of Significant Accounting Policies (Continued)

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

Note 4 - Inventories

Inventories comprised scrap metals, vehicles, engines, transmissions, and others are recorded at cost.

Inventories

	June 30, 2014	December 31, 2013

Processed and unprocessed scrap metal	$913,163	$1,092,500
Finished goods - parts	2,055,525	1,673,901

Inventories, net	$2,968,688	$2,766,401

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

Property, Plant and Equipment

	June 30, 2014	December 31, 2013
Machinery and equipment	$2,681,788	$2,681,788
Land and building	135,000	135,000
Improvements	118,654	118,654
Property, plant and equipment, gross	2,935,442	2,935,442
Less: accumulated depreciation	(743,914)	(691,998)
Property, plant and equipment, net	$2,191,528	$2,243,444

Note 6 - Bank Loans and Long-Term Leases

Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	June 30, 2014	December 31, 2013

Bank term note of 34 equal payments at 6.5% with a maturity date of July 1, 2015. This note is secured by the property on 844 Regina Drive owned by the president, Asif Balagamwala, and the business assets.	$2,177,579	$2,227,939

Bank term loan, formerly LOC Interest rate of 6.5%, and has a maturity date of August 28, 2015. This loan was secured by the property on 844 Regina Drive owned by the president, Asif Balagamwala, and the business assets.	621,552	672,404

Capital lease obligations secured by generator with a maturity date of November 1, 2013.	10,750	19,750

Capital lease obligations secured by excavator equipment with a maturity date of April 30, 2013.	4,120	4,120

Capital lease obligations secured by excavator equipment with a maturity date of December 31, 1012.	1,000	5,500

Bank revolving line of credit with maximum $500, 000 limit. Annual interest rate at 6.5%, secured by equipment	473,159	226,284

Note agreement for machine parts with no stated interest rate and a maturity date of February 1, 2013. The lender has confirmed this note is not considered in default.	32,927	32,927

Note 6 - Bank Loans and Long-Term Leases – Continued

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.	21,540	28,002

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	71,804	81,595

Bank working capital loan unsecured with an interest rate of 12%,and a maturity date in November 2014	90,045	0

Bank working capital term loan unsecured with an interest rate of 12%,monthly payments of $33,200 and a maturity date of May 24, 2014	519,523	530,877

Working capital loan unsecured with an interest rate of 18%,and a maturity date in November 2014	142,235	0

Nine month convertible note with 8% stated interest rate, maturity date of August 9, 2014. Initial proceeds were $73,000, shares convert at 40% of market value. This note is recorded net of debt discount of $36,712.	63,504	9,072

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note is recorded net of debt discount of $5,925.	21,409	17,283

Total Notes Payable	4,250,147	3,855,753

Less Current Portion	2,257,648	1,793,789

Long Term Notes Payable	$1,992,499	$2,061,964

Note 7 – Business Combinations

During the periods presented, the Company did not make any acquisitions:

The acquisition completed in fiscal 2013 was not material to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2013 acquisition is not presented, since the aggregate results would not be significantly different than reported results.

Note 8 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $205,000 in notes receivable at June 30, 2014, $60,000 current and $130,000 long term.

Note 9 – Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of June 30, 2014:

Lease Obligations

	Long	Capital
Twelve	Term	Lease
months ending	Debt	Obligation	Total

6/30/2015	$2,209,354	$48,294	$2,257,648
6/30/2106	246,000	28,284	274,284
6/30/2017	246,000	19,584	265,584
6/30/2017	1,439,579	13,052	1,452,631
6/30/2018 & Beyond	0	0	0

Totals	$4,140,933	$109,214	$4,250,147

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

Environmental Matters

The Company periodically evaluates its obligations under environmental regulations. As obligations are determined, they are recognized immediately. Potential liabilities, which might arise as a result of changes in existing regulations, civil litigation or

Note 9 – Commitments and Contingencies (continued)

legislation, cannot be estimated but could be material. In the current enforcement climate under existing legislation, management believes that there are no significant liabilities for environmental damage. The Company has had studies done in 2008 and 2009 and had these studies further updated in 2012 in conjunction with requirements needed for refinancing. Based upon these studies, a provision has been established. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material to any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

Note 10 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the six months ended June 30, 2014:

	June 30, 2014	December 31, 2013

Net Income (Loss)	$(155,972)	$26,079

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	64,618,604	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	1,825,000	-
Weighted-average common shares
outstanding- Diluted	66,443,604	64,618,604

Note 11 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the periods ended June 30, 2013 and December 31, 2013:

In fiscal 2014 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

Current:	June 30, 2014	December 31, 2013

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Note 11 – Income Taxes Payable – Continued

Tax Payable:
Federal	200,413	200,413
State	30,475	30,475
Total taxes payable	230,888	230,888
Total income tax expense	$0	$67,637

	June 30, 2014	December 31, 2013
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

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

Additionally, balances and transactions with related parties of the Company consist of the following as of June 30, 2014:

ç		June 30,	December 31,
		2014	2013

Notes Payable Related Party	Asif Balagamwala	$113,700	$113,700

TOTAL		$113,700	$113,700

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

The table below illustrates the Company’s results by reporting segment for the six months ended June 30, 2014 and 2013:

Segment Information

	June 30, 2014	June 30, 2013
Revenue

Parts	$3,116,268	$3,720,376
Scrap Metal	2,966,347	2,844,049

Total Revenue	$6,082,615	$6,564,425

	June 30, 2014	June 30, 2013
Product Cost

Parts	$2,363,651	$3,068,314
Scrap Metal	2,461,109	2,200,619

Total Product Cost	$4,824,760	$5,268,933

	June 30, 2014	June 30, 2013
Net Operating Income

Parts	$(32,021)	$14,709
Scrap Metal	(46,212)	156,108

Total Net Operating Income	$(78,233)	$170,817

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

The carrying amount of goodwill for the periods ended June 30, 2014 and December 31, 2013:

Goodwill Source	June 30, 2014	December 31, 2013

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 15 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined embedded derivative existed two of their convertible notes and ASC 815 was applied.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $110.250 as of June 30, 2014. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 77.02% (3) a discount rate of 0.12% and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

	Derivative Liability at	(Gain) Loss on Derivative for the Six Months Ended	Derivative Liability at
	December 31, 2013	March 31, 2013	June 30, 2014

Convertible note	$116,724	$(6,474)	$110,250

Total	$116,724	$(6,474)	$110,250

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

Results of Operations

The Company intends to operate its business primarily through its two main segments, as described above, as well as entities that may be formed or acquired in the future. The table below is meant to give the reader some overall additional information into the detail of some of the line items presented in the financial statements.

		For the Three Months Ended
		June 30, 2014	June 30, 2013

	Revenues	$3,009,008	$3,230,040

	Cost of Sales	2,451,481	2,544,258
1)	Wages	275,308	287,561
	Fuel	14,108	13,468
	Depreciation	87,030	42,851
	Maintenance	28,175	103,845
	Tools & Hardware	5,499	18,114
	Supplies	23,381	4,135
2)	Other G & A	131,339	140,506

	Interest expense	(145,413)	(51,717)
	Tax Provisions	0	0
	Other Income(Expense)	121,217	0

	NET INCOME	$(31,509)	$23,585

1)

Wages includes all wages, including subcontractor cost and comissions, general, administrative and operating wages.

2)

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Results of Operations 2014-2013

Analysis of the three months ended June 30, 2014 and 2013.

Revenues

For the three months ended June 30, 2014, revenues were approximately $ 3,009,008 compared to $3,230,040 for the three months ended June 30, 2013, decreasing by $221,032. Most of this decrease is attributable to winter weather conditions restricting operational activity and the residual effects of the severe winter in the Atlanta area.

Cost of Goods Sold

Cost of goods sold decreased to $2,451,481 for the three months ended June 30, 2014 from $2,544,258 for the three months ended June 30, 2013, a decrease of $92,777. Most of this decrease is attributable to weather conditions restricting operational activity mentioned in sales above.

G & A Expenses

G&A expense decreased to $564,840 for the three months ended June 30, 2014 from $604,115 for the three months ended June 30, 2013, a decrease of $39,115. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

Other items increased to a net expense of $24,196 for the three months ended June 30, 2014 from a net expense of $51,717 for the three months ended June 30, 2013, resulting in a total net other expense item decrease of $27,521. We had a gain on a derivative liability paid off derivative liabilities which were not present in 2013 and consistent interest expense.

Net income (loss)

Net loss was $31,509 for the three months ended June 30, 2014 from a net income of $23,585 for the three months ended June 30, 2013, an decrease of $55,094. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Analysis of the six months ended June 30, 2014 and 2013.

		For the Six Months Ended
		June 30, 2014	June 30, 2013

	Revenues	$6,072,995	$6,564,425

	Cost of Sales	4,824,760	5,268,933
1)	Wages	596,312	592,107
	Fuel	25,238	27,359
	Depreciation	87,030	82,951
	Maintenance	50,536	191,637
	Tools & Hardware	13,804	35,379
	Supplies	53,125	36,641
2)	Other G & A	183,508	158,601

	Interest expense	(263,349)	(144,738)
	Tax Provisions	(16,562)	0
	Other Income(Expense)	(114,743)	0

	NET INCOME	$(155,972)	$26,079

1)

Wages includes all wages, including subcontractor cost and comissions, general, administrative and operating wages.

2)

Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Revenues

For the six months ended June 30, 2014, revenues were approximately $ 6,072,995 compared to $6,564,425 for the six months ended June 30, 2013, decreasing by $491,430.

Most of this decrease is attributable to winter weather conditions restricting operational activity and the residual effects of the severe winter in the Atlanta area. Sales has since returned to historical levels in June of 2014.

Cost of Goods Sold

Cost of goods sold decreased to $4,824,760 for the six months ended June 30, 2014 from $5,268,933 for the six months ended June 30, 2013, a decrease of $444,173. Most of this decrease is attributable to weather conditions restricting operational activity mentioned above. Our gross profit margins have remained consistent period to period.

G & A Expenses

G&A expense decreased to $1,130,770 for the six months ended June 30, 2014 from $1,124,675 for the six months ended June 30, 2013, a decrease of $6,095. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost. We have had increases in professional fees related to our use of convertible financing in late 2013 through 2014.

Other income and expenses

Other items increased to a net expense of $256,875 for the six months ended June 30, 2014 from a net expense of $144,738 for the six months ended June 30, 2013, resulting in a total net other expense item increase of $112,137. The majority of this increase was the result of higher interest rates on short term money the company has borrowed through the winter slow down in 2014.

Net income (loss)

Net loss was $155,972 for the six months ended June 30, 2014 from a net income of $26,079 for the six months ended June 30, 2013, an decrease of $182,051. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Liquidity and Capital Resources

On June 30, 2014 we had cash and cash equivalents totaling $19,269. At this time, the Company feels this is adequate to fund our operations in the short term future.

The Company has continually restructured its financing over 2014 and 2013 time period reducing cash flow and liquidity requirements and also feels it has access to sufficient unused credit lines to bridge the gap of any cash flow deficiencies. We anticipate seeking additional opportunities through potential acquisitions or investments. This and other such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from January 1, 2014 through June 30, 2014.

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

*Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14 day of August 2014.

Greenparts International, Inc.

/s/ Asif M. Balagamwala

CEO/CFO