Form 10-Q/A
period 2014-06-30
Green Parts International, Inc.
filed 2014-08-26
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 814-00175

GREENPARTS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-5535892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

844 Regina Dr.
Atlanta, GA	303018
(Address of principal executive offices)	(Zip Code)

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

Green Parts International, Inc.

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	Audited	Audited
Assets
Current assets
Cash	$19,269	$57,004
Accounts receivable , net	51,349	53,299
Inventory, net	2,968,688	2,766,401
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Other current assets	374,592	218,649
Total Current Assets	3,522,558	3,204,013
Property, plant and equipment, net	2,191,528	2,243,444
Goodwill	600,371	600,371
Note receivable - net of currrent portion	130,000	160,000
Deferred Finance Cost - net of current portion	732	23,838
Total Assets	$6,445,189	$6,231,666

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$291,556	$309,981
Environmental liabilities	90,000	90,000
Taxes Payable	230,888	230,888
Notes payable - current portion	2,257,648	1,793,789
Derivative liability	110,250	116,724
Total Current Liabilities	2,980,342	2,541,382
Notes Payable - net of current portion	1,992,499	2,061,964
Notes Payable - related parties	113,700	113,700
Total Liabilities	5,086,541	4,717,046
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par value shares issued and outstanding 3,000,000 and 3,000,000at June 30, 2014 and December 31, 2013	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value; shares issued and outstanding 64,618,604 and 64,618,604at June 30, 2014 and December 31, 2013	64,619	64,619
Additional paid-in capital	3,330,849	3,330,849
Retained earnings	(2,039,820)	(1,883,848)
Total equity	1,358,648	1,514,620
Total liabilities and equity(Deficit)	$6,445,189	$6,231,666

The accompanying notes are an integral part of these consolidated financial statements.

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	$3,009,008	$3,230,040	$6,072,995	$6,564,425

Cost of Sales	2,451,481	2,544,258	4,824,760	5,268,933

Gross profit	557,527	685,782	1,248,235	1,295,492

Operating expenses	564,840	604,115	1,130,770	1,124,675

Net income from operations	(7,313)	81,667	117,465	170,817

Other income(expense)
Gain(loss) on Derivative contract	121,217	-	6,474	-
Interest expense	(145,413)	(51,717)	(263,349)	(144,738)
Total Other Income (Expense)	(24,196)	(51,717)	(256,875)	(144,738)

Income from continuing operations
before income taxes	(31,509)	29,950	(139,410)	26,079

Income taxes	-	(6,365)	(16,562)	-

Net income	$(31,509)	$23,585	$(155,972)	$26,079

Basic and Diluted income per share
Basic income per share	(0.0005)	0.0004	(0.0024)	0.0004
Diluted income per share	(0.0005)	0.0004	(0.0023)	0.0004

Weighted average number of shares
Outstanding basic	64,618,604	64,618,604	64,618,604	64,618,604
Outstanding diluted	66,443,604	64,618,604	66,443,604	64,618,604

The accompanying notes are an integral part of these consolidated financial statements.

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash fows from operating activities
Net income (loss) from continuing operations	$(155,972)	$26,079
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	87,030	82,951
Amortization	23,106	24,570
Accretion of debt discount	79,397	-
(Gain) loss on Derivative	(6,474)	-

(Increase) decrease in accounts receivable	1,950	(32,670)
(Increase) decrease in inventory	(202,287)	(576,162)
(Increase) decrease in other assets	(155,943)	(69,915)
Increase (decrease) in accounts payable	(18,425)	123,496
Increase (decrease) in net income tax payable	-	(26,287)
Net cash used in operating activities	(347,618)	(447,938)
Cash flows from investing activities
Purchase fixed assets	(35,114)	(96,716)
Net cash provided(used) by investing activities	(35,114)	(96,716)
Cash flows from financing activities
Payments on notes payable	(713,527)	(643,930)
Payments on long term lease obligations	(29,759)	(34,493)
Payments received on note receivable	30,000	30,000
Net Proceeds from borrowings related party	0	3,679
Net Proceeds from borrowings	1,058,283	1,247,800
Net cash provided(used) by financing activities	344,997	603,056
Net increase(decrease) in cash	(37,735)	58,402

Cash, beginning of period	57,004	49,255

Cash, end of period	$19,269	$107,657

	For The Three Months
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information

Interest paid	$251,039	$80,736
Income taxes paid	$16,562	$1,147

Supplemental disclosure of non-cash activities

Income tax provisions	$-	$-

Common stock issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 6 - Bank Loans and Long-Term Leases – Continued

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.	21,540	28,002

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	71,804	81,595

Bank working capital loan unsecured with an interest rate of 12%,and a maturity date in November 2014	90,045	-

Bank working capital term loan unsecured with an interest rate of 12%,monthly payments of $33,200 and a maturity date of May 24, 2014	519,523	530,877

Working capital loan unsecured with an interest rate of 18%,and a maturity date in November 2014	142,235	-

Nine month convertible note with 8% stated interest rate, maturity date of August 9, 2014. Initial proceeds were $73,000, shares convert at 40% of market value. This note is recorded net of debt discount of $36,712.	63,504	9,072

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note is recorded net of debt discount of $5,925.	21,409	17,283

Total Notes Payable	4,250,147	3,855,753

Less Current Portion	2,257,648	1,793,789

Long Term Notes Payable	$1,992,499	$2,061,964

Note 7 - Business Combinations

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 9 - Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of June 30, 2014:

Lease Obligations

	Long	Capital
Twelve	Term	Lease
months ending	Debt	Obligation	Total

6/30/2015	$2,209,354	$48,294	$2,257,648
6/30/2106	246,000	28,284	274,284
6/30/2017	246,000	19,584	265,584
6/30/2017	1,439,579	13,052	1,452,631
6/30/2018 & Beyond	-	-	-

Totals	$4,140,933	$109,214	$4,250,147

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

Environmental Matters

The Company periodically evaluates its obligations under environmental regulations. As obligations are determined, they are recognized immediately. Potential liabilities, which might arise as a result of changes in existing regulations, civil litigation or

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 9 - Commitments and Contingencies (continued)

legislation, cannot be estimated but could be material. In the current enforcement climate under existing legislation, management believes that there are no significant liabilities for environmental damage. The Company has had studies done in 2008 and 2009 and had these studies further updated in 2012 in conjunction with requirements needed for refinancing. Based upon these studies, a provision has been established. The liabilities relate to the potential future remediation of soil contamination, groundwater contamination and storm water runoff issues and were not individually material to any site. No material environmental compliance enforcement proceedings are currently pending related to these sites.

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

Note 10 - Net Income Per Share

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

Note 11 - Income Taxes Payable

Income from continuing operations before income taxes was as follows for the periods ended June 30, 2013 and December 31, 2013:

In fiscal 2014 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

Current:	June 30, 2014	December 31, 2013

Federal	$-	$-
State	-	-
Total current tax expense	-	-

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 11 - Income Taxes Payable (continued)

Tax Payable:
Federal	200,413	200,413
State	30,475	30,475
Total taxes payable	230,888	230,888
Total income tax expense	$-	$67,637

	June 30, 2014	December 31, 2013
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	(41%)
Other	0%	0%
Effective tax rate	0%	0%

Note 12 - Related Party Transactions

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

Note 13 - Segment Information

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

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013

Note 13 - Segment Information (continued)

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

Note 14 - Goodwill

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

The carrying amount of goodwill for the periods ended June 30, 2014 and December 31, 2013:

Goodwill Source	June 30, 2014	December 31, 2013

Samson	$560,371	$560,371
Booming	-	40,000
Jonsboro:	40,000	-
Impairment Charges	-	-

Total Goodwill	$600,371	$600,371

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

		For the Three Months Ended
		June 30, 2014	June 30, 2013

	Revenues	$3,009,008	$3,230,040

	Cost of Sales	2,451,481	2,544,258
1)	Wages	275,308	287,561
	Fuel	14,108	13,468
	Depreciation	87,030	42,851
	Maintenance	28,175	103,845
	Tools & Hardware	5,499	18,114
	Supplies	23,381	4,135
2)	Other G & A	131,339	140,506

	Interest expense	(145,413)	(51,717)
	Tax Provisions	-	-
	Other Income(Expense)	121,217	-

	NET INCOME	$(31,509)	$23,585

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

Analysis of the six months ended June 30, 2014 and 2013.

		For the Six Months Ended
		June 30, 2014	June 30, 2013

	Revenues	$6,072,995	$6,564,425

	Cost of Sales	4,824,760	5,268,933
1)	Wages	596,312	592,107
	Fuel	25,238	27,359
	Depreciation	87,030	82,951
	Maintenance	50,536	191,637
	Tools & Hardware	13,804	35,379
	Supplies	53,125	36,641
2)	Other G & A	183,508	158,601

	Interest expense	(263,349)	(144,738)
	Tax Provisions	(16,562)	-
	Other Income(Expense)	(114,743)	-

	NET INCOME	$(155,972)	$26,079

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

ITEM 4. CONTROLS AND PROCEDURES

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

* Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 25 day of August 2014.

Greenparts International, Inc.

/s/ Asif M. Balagamwala

CEO/CFO