Form 10-Q
period 2014-09-30
Green Parts International, Inc.
filed 2014-11-19
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014 the registrant had 66,999,470 shares of common stock outstanding.

Green Parts International, Inc.

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS

	9/30/2014	12/31/2013
	Unaudited	Audited
Assets
Current assets
Cash	$254,265	$57,004
Accounts receivable , net	372,678	53,299
Inventory, net	3,367,691	2,766,401
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Deposits	182,773	0
Other current assets	444,349	218,649
Total Current Assets	4,730,416	3,204,013
Property, plant and equipment, net	2,275,460	2,243,444
Goodwill	600,371	600,371
Note receivable - net of currrent portion	145,000	160,000
Deferred Finance Cost - net of current portion	278,223	23,838
Total Assets	$8,029,470	$6,231,666

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$281,558	$309,981
Environmental liabilities	100,000	90,000
Taxes Payable	230,888	230,888
Notes payable - current portion	3,484,109	1,793,789
Derivative liability	729,074	116,724
Total Current Liabilities	4,825,629	2,541,382
Notes Payable - net of current portion	1,953,504	2,061,964
Notes Payable - related parties	113,700	113,700
Total Liabilities	6,892,833	4,717,046
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par bvalue
shares issued and outstanding 3,000,000 and 3,000,000
at September 30, 2014 and December 31, 2013	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value;
shares issued and outstanding 66,999,470 and 64,618,604
at September 30, 2014 and December 31, 2013	66,999	64,619
Additional paid-in capital	3,360,467	3,330,849
Retained earnings	(2,293,829)	(1,883,848)
Total equity	1,136,637	1,514,620
Total liabilities and equity(Deficit)	$8,029,470	$6,231,666
"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Sales	$3,168,357	$4,155,957	$9,241,352	$10,720,382

Cost of Sales	2,659,217	3,407,541	7,483,977	8,676,474

Gross profit	509,140	748,416	1,757,375	2,043,908

Operating expenses	474,232	579,148	1,605,002	1,703,823

Net income from operations	34,908	169,268	152,373	340,085

Other income(expense)
Gain(loss) on Derivative contract	(59,567)	0	(53,093)	0
Interest expense	(211,396)	(128,799)	(474,745)	(273,537)
Total Other Income (Expense)	(270,963)	(128,799)	(527,838)	(273,537)

Income from continuing operations
before income taxes	(236,055)	40,469	(375,465)	66,548

Income taxes	(17,954)	0	(34,516)	0

Net income	$(254,009)	$40,469	$(409,981)	$66,548

Basic and Diluted income per share
Basic income per share	(0.0039)	0.0006	(0.0063)	0.0010
Diluted income per share	(0.0015)	0.0006	(0.0023)	0.0010

Weighted average number of shares
Outstanding basic	65,754,091	64,618,604	64,997,100	64,618,604
Outstanding diluted	174,687,585	64,618,604	174,687,585	64,618,604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	9/30/2014	9/30/2013

Cash fows from operating activities
Net income (loss) from continuing operations	$(409,981)	$66,548
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	113,761	122,543
Accretion of debt discount	189,619	36,855
(Gain) loss on Derivative	59,567	0

(Increase) decrease in accounts receivable	(319,379)	(64,681)
(Increase) decrease in inventory	(601,290)	(725,253)
(Increase) decrease in other assets	(408,473)	(174,315)
Increase (decrease) in accounts payable	(18,423)	161,035
Increase (decrease) in net income tax payable	0	(44,316)
Net cash used in operating activities	(1,394,599)	(621,584)
Cash flows from investing activities
Purchase fixed assets	(145,777)	(132,070)
	(254,385)	0
Net cash provided(used) by investing activities	(400,162)	(132,070)
Cash flows from financing activities
Payments on notes payable	(1,220,982)	(888,477)
Payments on long term lease obligations	(12,626)	(50,119)
Payments received on note receivable	15,000	45,000
Net Proceeds from borrowings related party	0	0
Net Proceeds from borrowings	3,210,630	1,666,709
Net cash provided(used) by financing activities	1,992,022	773,113
Net increase(decrease) in cash	197,261	19,459

Cash, beginning of period	57,004	49,255

Cash, end of period	$254,265	$68,714

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Three Months Ended
	9/30/2014	9/30/2013

Supplemental disclosure of cash flow information

Interest paid	$285,126	$218,777
Income taxes paid	$34,516	$1,717

Supplemental disclosure of non-cash activities

Debt repayment though stock issuance	$32,000	$0
Common stock issued for services	$0	$0
"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at September 30, 2014  was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 66,999,470 thousand common stocks.

Preferred Stock

On June 30,2014, the Company's Board of Directors has authorized the issuance of Series "A" Preferred stock of 3,000,000. These shares had super voting rights of 100 common shares votes to each preferred share. The Company has issued a total of 3,000,000 shares were issued on this date

Derivative Financial Instruments

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

Note 4 - Inventories

Inventories comprised scrap metals, vehicles, engines, transmissions, and others are recorded at cost.

Inventories

	9/30/2014	12/31/2013

Processed and unprocessed scrap metal	$1,054,022	$1,092,500
Finished goods - parts	2,313,669	1,673,901

Inventories, net	$3,367,691	$2,766,401

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

Property, Plant and Equipment

	9/30/2014	12/31/2013

Machinery and equipment	$2,801,735	$2,681,788
Land and building	135,000	135,000
Improvements	144,484	118,654
Property, plant and equipment, gross	3,081,219	2,935,442
Less: accumulated depreciation	(805,759)	(691,998)
Property, plant and equipment, net	$2,275,460	$2,243,444

Note 6 - Bank Loans and Long-Term Leases

Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	9/30/2014	12/31/2013

Bank term note of 34 equal payments at 6.5% with a
maturity date of July 1, 2015. This note is secured by the
property on 844 Regina Drive owned by the president,
Asif Balagamwala, and the business assets.	$2,152,180	$2,227,939

Bank term loan, formerly LOC
Interest rate of 6.5%, and has a maturity date of
August 28, 2015. This loan was secured by the property
on 844 Regina Drive owned by the president, Asif
Balagamwala, and the business assets.	0	672,404

Capital lease obligations secured by generator with a
maturity date of November 1, 2013.	6,250	19,750

Capital lease obligations secured by excavator equipment
with a maturity date of April 30, 2013.	4,120	4,120

Capital lease obligations secured by excavator equipment
with a maturity date of December 31, 1012.	1,000	5,500

Bank revolving line of credit with maximum $500, 000 limit.
Annual interest rate at 6.5%, secured by equipment	471,264	226,284

Note agreement for machine parts with no stated interest
rate and a maturity date of February 1, 2013. The lender
has confirmed this note is not considered in default.	32,927	32,927

Capital lease obligations secured by fencing equipment
with a maturity date of June 1, 2015.	18,309	28,002

Capital lease obligations secured by weighting equipment
with a maturity date of June 1, 2017.	66,908	81,595

Bank working capital loan unsecured with an interest rate of 12%,
and a maturity date in November 2014	35,480	0

Bank working capital term loan unsecured with an interest rate of 12%,
monthly payments of $33,200 and a maturity date of May 24, 2014	43,364	530,877

Nine month convertible note with 8% stated interest rate,
maturity date of August 9, 2014. Initial proceeds were
$73,000, shares convert at 40% of market value. This note
has no unamortized amortized debt discount.	41,814	9,072

On March 27, 2014, the Company secured a senior note secured line of credit facility for a maximum amount of $10 million. On September 11, 2014, the Company has drawn $2.3 million credit facility with the six months renewable maturity at 15%
interest. This note is secured by Compant assets and recorded net of discount of $532,977.	2,318,208	0

Twelve month convertible note with 8% stated interest rate, maturity date of March 1,
and shares convert at 60% of market. This is recorded net of debt discount of $7,825.	25,000	0

Twelve month convertible note with 8% stated interest rate, maturity date of March 1,
and shares convert at 60% of market. This is recorded net of debt discount of $13,487.	42,000	0

On August 2014, the Company entered into an Accounts Receivables Advance
Agreement for the advance amount of $700 thousand with the 12 months maturity at 15% interest payable in daily instalments of $3,096. Such credit facility is secured
by the Company's tangible and intangible assets.	708,078	0

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were
$25,000, shares convert at $0.25 per share. This note
is recorded net of debt discount of $5,925.	25,000	17,283

Total Notes Payable	5,991,902	3,855,753

Less Current Portion	3,484,109	1,793,789

Long Term Notes Payable	$2,507,793	$2,061,964

Note 7 – Business Combinations

During the periods presented, the Company did not make any acquisitions:

The acquisition completed in fiscal 2013 was not material to the Company's financial position or results of operations. Pro forma operating results for the fiscal 2013 acquisition is not presented, since the aggregate results would not be significantly different than reported results.

Note 8 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $205,000 in notes receivable at September 30, 2014, $60,000 current and $145,000 long term.

Note 9 – Commitments and Contingencies

Commitments

The table below sets forth the Company's future minimum obligations under non-cancelable operating leases as of September 30, 2014:

Lease Obligations

	Long	Capital
Twelve	Term	Lease
months ending	Debt	Obligation	Total

9/30/2015	$3,989,135	$49,263	$4,038,398
9/30/2106	246,000	19,584	265,584
9/30/2017	246,000	19,584	265,584
9/30/2017	1,414,180	8,156	1,422,336
9/30/2018 & Beyond	0	0	0

Totals	$5,895,315	$96,587	$5,991,902

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

Note 10 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the nine months ended September 30, 2014:

	9/30/2014	6/30/2013

Net Income (Loss)	$(964,270)	$66,548

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	64,997,100	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	108,243,981	-
Weighted-average common shares
outstanding- Diluted	173,241,081	64,618,604

Note 11 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the periods ended September 30, 2013 and December 31, 2013:
In fiscal 2014 the effective tax rate differed from the U.S. federal statutory rate of 35.0% primarily due to tax benefits from accelerated depreciation deductions.

Current:	9/30/2014	12/31/2013

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	200,413
State	30,475	30,475
Total taxes payable	230,888	230,888
Total income tax expense	$0	$67,637

	9/30/2014	12/31/2013
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

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

Additionally, balances and transactions with related parties of the Company consist of the following as of September 30, 2014:

		9/30/2014	12/31/2013

Notes Payable Related Party	Asif Balagamwala	$113,700	$113,700

TOTAL		$113,700	$113,700

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

The table below illustrates the Company's results by reporting segment for the nine months ended September 30, 2014 and 2013:

Segment Information

	9/30/2014	9/30/2013
Revenue

Parts	$4,822,378	$5,615,806
Scrap Metal	4,418,974	5,204,576

Total Revenue	$9,241,352	$10,820,382

	9/30/2014	9/30/2013
Product Cost

Parts	$4,233,165	$4,596,831
Scrap Metal	3,280,812	4,079,643

Total Product Cost	$7,513,977	$8,676,474

	9/30/2014	9/30/2013
Net Operating Income

Parts	$(95,388)	$42,255
Scrap Metal	217,761	297,830

Total Net Operating Income	$122,373	$340,085

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

The carrying amount of goodwill for the periods ended September 30, 2014 and December 31, 2013:

Goodwill Source	9/30/2014	12/31/2013

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 15 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined  embedded derivative existed  two of their convertible notes and ASC 815 was applied.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $729.074 as of September  30, 2014.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 77.02% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Convertible note Derivative Liability at 12/31/13	$116,724

(Gain) Loss on Derivative for the Six Months Ended March 31, 2013	53,093

Conversions during the periuod	(32,000)

Derivative liability from new notes	591,257

Convertible note Derivative Liability at 9/30/14	$729,074

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

		For the Three Months Ended
		9/30/2014	9/30/2013

	Revenues	$3,168,357	$4,155,957

	Cost of Sales	2,659,217	3,407,541
1)	Wages	275,483	273,075
	Fuel	15,369	14,790
	Depreciation	26,731	39,592
	Maintenance	22,147	(109,853)
	Tools & Hardware	27,953	12,838
	Supplies	5,291	4,063
2)	Other G & A	222,475	344,643

	Interest expense	(211,396)	(128,799)
	Tax Provisions	(17,954)	0
	Other Income(Expense)	61,650	0

	NET INCOME	$(254,009)	$40,469

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general
& administrative expenses incurred in the day to day operations of the Company.

 Results of Operations 2014-2013

Analysis of the three months ended September 30, 2014 and 2013.

Revenues

       For the three months ended  September 30, 2014, revenues were approximately $ 3,168,357 compared to $4,155,957,for 2013 decreasing by $987,300. Most of this decrease is attributable to the after effect of winter weather conditions restricting operational activity and the residual effects of the severe winter in the Atlanta area and never allowing for normal operationsa and seasonal patterns to resume.

Cost of Goods Sold

          Cost of goods sold decreased to $2,659,217 for the three months ended September 30, 2014 from $3,407,541for 2013, a decrease of $748,324. Most of this decrease is attributable to weather conditions restricting operational activity mentioned in sales above.

G & A Expenses

          G&A expense decreased to $474,232 for the three months ended September 30, 2014 from $579,148 for the three months Ended September 30, 2013, a decrease of $104,916. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

           Other items increased to a net expense of $270,963 for the three months ended September 30, 2014 from a net expense of $128,799 for the same period last year, resulting in a total net other expense item increase of $142,164. The majority of other expenses continues to be interest expense of $211,396 in 2014 and $128,799 in 2013
Net income (loss)

           Net loss was  $254,009 for the three months ended September 30, 2014 from a net income of $40469 for the three months ended September 30, 2013, an decrease of $294,478. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Analysis of the nine months ended September 30, 2014 and 2013.

		For the Nine Months Ended
		9/30/2014	9/30/2013

	Revenues	$9,241,352	$10,720,382

	Cost of Sales	7,483,977	8,676,474
1)	Wages	871,795	865,182
	Fuel	40,607	42,149
	Depreciation	113,761	122,543
	Maintenance	72,683	81,784
	Tools & Hardware	41,757	48,217
	Supplies	58,416	40,704
2)	Other G & A	405,983	503,244

	Interest expense	(474,745)	(273,537)
	Tax Provisions	(34,516)	0
	Other Income(Expense)	(53,093)	0

	NET INCOME	$(409,981)	$66,548

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Revenues

       For the nine months ended September 30, 2014, revenues were approximately $ 9,241,352 compared to $10,720,382 for the nine months ended September 30, 2013, decreasing by $1,479,030. Most of this decrease is attributable to the after effect of winter weather conditions restricting operational activity and the residual effects of the severe winter in the Atlanta area and never allowing for normal operations and seasonal patterns to resume. We are only now seeing historical trends coming back to normal.

Cost of Goods Sold

          Cost of goods sold decreased to $7,483,977 for the nine months ended September 30, 2014 from $8,676,474 for the same nine month period last year, a decrease of $1,192,497. Most of this decrease is attributable to weather conditions restricting operational activity mentioned above. Our gross profit margins have remained consistent period to period.

G & A Expenses

          G&A expense decreased to $1,605,002 for the nine months ended September 30, 2014 from $1,703,823 for the 2013, a decrease of $98,821. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost. We have had increases in professional fees related to our use of convertible financing in late 2013 through 2014.

Other income and expenses

           Other items increased to a net expense of $527,838 for the nine months ended September 30, 2014 from a net expense of $273,537 for the same period last year, resulting in a total net other expense item increase of $254,301. The majority of this increase was the result of higher interest rates on short term money the company has borrowed through the winter slow down in 2014. Interest expense was $474,745 in 2014 and $273,537 in 2013.

Net income (loss)

           Net loss was  $409,981 for the nine months ended September 30, 2014 from a net income of $66,548 for the nine months ended September 30, 2013, an increase of $476,52. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Liquidity and Capital Resources

On September 30, 2014 we had cash and cash equivalents totaling $254,265. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of June 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

•	On July 23, 2014, the Company issued 178,571 shares on a partial conversion of a Convertible Promissory Note held by Asher Enterprises, Inc.. .

•	On August 1, 2014, the Company issued 731,707 shares on a conversion of a Convertible Promissory Note held by Asher Enterprises, Inc..

•	On August 28, 2014, the Company issued 1,470,588 shares on a conversion of a Convertible Promissory Note held by Asher Enterprises, Inc..

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

                  CERTIFICATIONS

31.1              Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18 day of November 2014.

                                           Greenparts International, Inc.

                                           /s/  Asif M. Balagamwala
                                          ----------------------------
                                          CEO/CFO