Form 10-K
period 2014-12-31
Green Parts International, Inc.
filed 2015-04-15
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814 - 00175

Green Parts International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5535892
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

844 Regina DR. Atlanta, GA	30318
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (404) 589-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Over-the Counter

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes           No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes           No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	X Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes              No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 based upon the closing price as of such date was $2,197,033.

As of March 24, 2015, 103,246,676 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis. We anticipate our total additional cost to be around $50,000 per year, which we expect to be able to absorb out of our current operating income. Should cost exceed these estimates or our operating be reduced for any reason we would look to raise funds from capital contributions or additional debt.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and are not able to implement procedures in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting, beginning with our annual report for fiscal year 2013, which provides a management report on the internal controls over the Company's financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. When we are required to evaluate our internal control systems to allow management to report on, our independent auditors will have to attest to our internal controls. When required , we will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (the "SEC") or the NASDAQ Stock Market ("NASDAQ"). Any such action could adversely affect our financial results or investors' confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

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

The price of our common stock may be volatile, and you may not be able to resell your shares .

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

Our shares are subject to the "penny stock" rules, which may subject you to restrictions on marketability and limit your ability to sell your shares.

Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the "SEC"). Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company's securities are be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

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

Our Common Stock is currently quoted on the OTC Market under the trading symbol "GNPT." The OTC Market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC may result in a less liquid market available for existing and potential shareholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases its facilities from property owned by President and CEO Asif Balagamwala

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.	RESERVED.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a. Market information.

Green Parts is currently traded on the Over the Counter Market ("OTC Market"). The Company's ticker symbol is "GNPT" To have our securities quoted on OTCQB or OTCBB we must: (1) be a company that reports its current financial information to the Securities and Exchange Commission ("SEC"), banking regulators or insurance regulators; and (2) have at least one market maker who completes and files a Form 211 with FINRA. Over the Counter Markets differ substantially from national and regional stock exchanges because it: (a) operates through communication of bids, offers and confirmations between broker-dealers, rather than one centralized market or exchange; and (b) securities admitted to quotation are offered by one or more broker-dealers rather than "specialists" which operate in stock exchanges.

The following table sets forth the high and low transaction price for each quarter within the two most recent fiscal years as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	Over The Counter Pink Sheets Market(1)
Quarter Ended	High	Low
December 31, 2014	$0.03	$0.01
September 30, 2014	$0.19	$0.03
June 30, 2014	$0.22	$0.05
March 31, 2014	$0.35	$0.06
December 31, 2013	$0.25	$0.14
September 30, 2013	$0.40	$0.20
June 30, 2013	$0.46	$0.15
March 31, 2013	$0.23	$0.04

(1)
Over The Counter Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The transfer agent and registrar for our common stock is Signature Stock Transfer Inc. As of the date of this report, we had approximately 401 shareholders of record, not including those common shares held in street name.

b. Holders.

As of May 16, 2014, there are 63 holders of the Company ' s common stock and 1 preferred stock holder.

c. Dividends.

The Company has not issued any dividends.

Green Parts International, Inc. has no plans of paying cash dividends in the future.

Recent Sales of Unregistered Securities and Equity Purchases by Company

•
On June 26, 2014, we issued 178,571 shares of our common stock to Asher Enterprises, Inc., as a result of the partial conversion of a convertible promissory note dated December 9, 2014, in the original principal amount of   $73,500.00.  The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•
On August 1, 2014, we issued 731,707 shares of our common stock to Asher Enterprises, Inc., as a result of the partial conversion of a convertible promissory note dated December 9, 2014, in the original principal amount of   $73,500.00.  The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•
On September 2, 2014, we issued 1,470,588 shares of our common stock to Asher Enterprises, Inc., as a result of the partial conversion of a convertible promissory note dated December 9, 2014, in the original principal amount of   $73,500.00.  The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•
On September 23, 2014, we issued 3,200,000 shares of our common stock to Asher Enterprises, Inc., as a result of the partial conversion of a convertible promissory note dated December 9, 2014, in the original principal amount of   $73,500.00.  The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•
On November 24, 2014, we issued 3,157,894 shares of our common stock to Asher Enterprises, Inc., as a result of the partial conversion of a convertible promissory note dated December 9, 2014, in the original principal amount of   $73,500.00.  The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-K/A contains forward-looking statements including statements using terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

		For the Years Ended
		12/31/2014	12/31/2013

	Revenues	$12,679,340	$15,196,590

	Cost of Sales	10,264,686	12,134,164
1)	Wages	1,071,332	1,336,712
	Fuel	141,638	141,825
	Depreciation	174,060	174,899
	Maintenance	116,951	117,041
	Tools & Hardware	42,477	67,771
	Supplies	26,816	26,641
2)	Other G & A	479,902	619,588

	Interest expense	(657,238)	(550,856)
	Tax Provisions	0	0
	Other Income(Expense)	(394,595)	68,276

	NET INCOME	$(690,355)	$95,369

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Results of Operations 2014-2013

Analysis of the years ended December 31, 2014 and 2013.

Revenues

For the years ended December 31, 2014, revenues were approximately $12,679,340 compared to $15,156,590 for the years ended December 31, 2013, decreasing by $2,517,250. Seasonably bad weather early in the year combined with pricing pressures have reduced sales.

Cost of Goods Sold

Cost of goods sold decreased to $10,264,686 for the year ended December31, 2014 from $12,134,164 for the year ended December 31, 2013, an decrease of $1,869,478. Our cost of sales ratios have remained constant with the increases being a product of our decreased sales volume for the year.

G & A Expenses

G&A expense decreased to $2,053,176 for the year ended December 31, 2014 from $2,416,840 for the year ended December 31, 2013, a decrease of $363,664. The Company cost have remained relatively constant with the major line items here being our labor which decreased along with our sales volume from 1,336,712 in 2013 to 1,071,332 for the year ended December 31, 2014. This decrease was a reflection of volume decrease for the same periods. Other expenses recoded here include insurance, maintenance and depreciation cost.

Other income and expenses

Other items increased to a net expense of $1,051,883 for the year ended December 31, 2014 from a net expense of $482,580 for the year ended December 31, 2013, resulting in a total net other expense item increase of $569,253. The major items here were the write off of deferred financing cost and interest expense increases as the company accessed more working capital to increase inventory and sales increases. The only other item currently recoded here was a loss on derivative financing in 2014 and 2013.

Net income (loss)

Net Income decreased to a loss of $690,355 for the year ended December 31, 2014 from a net income of $95,369 for the year ended December 31, 2013, a decrease of $785,724. The decrease was mostly the result of onetime items in other income for gain on early termination of loans as described above. Our income from normal operations decreased by $284,108 in 2014 due to economic slowdowns.

Liquidity and Capital Resources

On December 31, 2014 we had cash and cash equivalents totaling $24,545. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

•	lack of documented policies and procedures.
•	we have no audit committee.
•	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Term	Position
Asif M. Balagamwala	40	2002 -Current	Pres/Sec/Treas/CEO/CFO/CAO, Dir.

Asif Balagamwala is the co-founder and President and CEO of Green Parts International, Inc..  He helped to form the company in 2000 after being introduced to, intrigued by and tutored in the dynamic buying and selling of automotive assets for the Used Equipment Division of Al-Hammd, Inc. from June 1998 through December 1999.  In his current role, Mr. Balagamwala principally manages the upper level operations of the business, including the acquisition of and partnering with salvage yards, as well as the buying and selling of all automobiles, parts and automotive-related assets.  He has been the principal point of contact for outside investment and currently serves as the company's de facto chief financial officer.  Prior to forming Greenparts, Mr. Balagamwala was the President of Al-Hammd, Inc. where he ran two divisions: Asset Management and Used Equipment.    His responsibilities included all P&L items as well as hiring/firing and managing staff.  Before Al-Hammd, Mr. Balagamwala held two roles: President of A.C. Travel, Inc and consultant with Saima Management both from January 1994 through June 2000. Mr. Balagamwala briefly attended Georgia State University in Business Administration before striking out on his own.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of Green Parts International, Inc.'s independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants Green Parts International, Inc.'s annual operating results, considers the adequacy of Green Parts International, Inc.'s internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

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

Executive Officer Compensation

The Company's directors are not compensated. The Officer receives an annual salary as described in the table below for the services rendered on behalf of the Company.

	Annual Compensation
				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total ($)

Asif M. Balagamwala	2014	$120,000	$—	$—	$—	$120,000
Chief Executive Officer	2013	$120,309	$—	$—	$—	$120,309

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2014, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially 10% or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address	Amount of Beneficial Ownership(1)		Percentage of Class %

ASIF M BALAGAMWALA 6705 DOGWOOD PT LANE TUCKER CA 30084	20,856,364		28.43
GREEN PARTS INC % ASIF BALAGAM-GREENPARTS INTL 490 RALPH DAVID ABARNATHY BLVD ATLANTA GA 30312	18,000,000	(2)	24.54

All directors and officers as a group (7 persons)	38,856,364		52.97

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)	Beneficial interest held by Asif M. Balagamwala.

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

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time we do not have an "independent director" as that term is defined under the rules of the NASDAQ Capital Market.

Related Transactions

For the purposes of this filing, parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial or operational decisions. In considering each possible related party relationship, attention is directed to the substance of the relationship, not merely the legal form.

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. The Company currently pays rent of $15,000 per month on its main facility located at 844 Regina Drive in Atlanta which is owned by the President Asif Balagamwala.

During the year ended December 31, 2014, the Company was relieved of liabilities from loans to Piedmont bank. This debt was assumed by Asif Balagamwala and the Company did not have to repay the loan. Therefore a related party liability was recorded at that time.

Additionally, balances and transactions with related parties of the Company consist of the following:

		12/31/2014	12/31/2013

Notes Payable Related Party	Asif Balagamwala	$2,239,669	$113,700

TOTAL		$2,239,669	$298,700

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by John Scrudato CPA for services performed during our last two fiscal years.

	Years Ended December 31,
	2014	2013
Audit fees(1)	$16,000	$14,000
Tax fees(2)	0	0
All other fees(3)	0	0

	$16,000	$14,000

(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

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

Signature	Title	Date

/S/ ASIF M. BALAGAMWALA	President and Chief Executive Officer	April 15, 2015
Asif M. Balagamwala	(Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer) Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Greenparts International, Inc.

We have audited the accompanying balance sheet of Greenparts International, Inc. and subsidiaries ("the Company") as of December 31, 2014 and December 31, 2013, and the related statements of operations, stockholders' equity, and cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenparts International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ John Scrudato CPA
Califon, New Jersey
April 5, 2015

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS

	12/31/2014	12/31/2013
	Audited	Audited
Assets
Current assets
Cash	$24,545	$57,004
Accounts receivable , net	395,598	53,299
Inventory, net	3,638,976	2,766,401
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Deposits	137,773	0
Other current assets	162,498	218,649
Total Current Assets	4,468,050	3,204,013
Property, plant and equipment, net	2,475,528	2,243,444
Goodwill	600,371	600,371
Note receivable - net of current portion	100,000	160,000
Deferred Finance Cost - net of current portion	341,911	23,838
Total Assets	$7,985,860	$6,231,666

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$546,557	$309,981
Environmental liabilities	100,000	90,000
Taxes Payable	224,888	230,888
Notes payable - current portion	3,707,943	1,793,789
Derivative liability	246,910	116,724
Total Current Liabilities	4,826,298	2,541,382
Notes Payable - net of current portion	42,429	2,061,964
Notes Payable - related parties	2,239,669	113,700
Total Liabilities	7,108,396	4,717,046
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par bvalue shares issued and outstanding 3,000,000 and 3,000,000 at December 31, 2014 and December 31, 2013	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value; shares issued and outstanding 73,357,364 and 64,618,604 at December 31, 2014 and December 31, 2013	73,357	64,619
Additional paid-in capital	3,375,310	3,330,849
Retained earnings	(2,574,203)	(1,883,848)
Total equity	877,464	1,514,620
Total liabilities and equity(Deficit)	$7,985,860	$6,231,666

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	12/31/2014	12/31/2013

Sales	$12,679,340	$15,196,590

Cost of Sales	10,264,686	12,134,164

Gross profit	2,414,654	3,062,426

Operating expenses	2,053,176	2,416,840

Net income from operations	361,478	645,586

Other income(expense)
Gain(loss) on Derivative contract	(162,186)	(116,724)
Other Income(expense)	(232,409)	185,000
Interest expense	(657,238)	(550,856)
Total Other Income (Expense)	(1,051,833)	(482,580)

Income from continuing operations
before income taxes	(690,355)	163,006

Income taxes	0	(67,637)

Net income	$(690,355)	$95,369

Basic and Diluted income per share
Basic income per share	(0.0103)	0.0015
Diluted income per share	(0.0034)	0.0015

Weighted average number of shares
Outstanding basic	66,890,435	64,618,604
Outstanding diluted	205,023,728	64,618,604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	12/31/2014	12/31/2013

Cash flows from operating activities
Net income (loss) from continuing operations	$(690,355)	$95,369
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	174,060	223,788
Accretion of debt discount	44,998	10,658
(Gain) loss on Derivative	162,186	116,724

(Increase) decrease in accounts receivable	(342,299)	(474)
(Increase) decrease in inventory	(872,575)	(948,257)
(Increase) decrease in other assets	(261,922)	(156,013)
Increase (decrease) in accounts payable	246,576	188,792
Increase (decrease) in net income tax payable	(6,000)	67,637
Net cash used in operating activities	(1,545,331)	(401,776)
Cash flows from investing activities
Purchase fixed assets	(297,753)	(208,788)
Net cash provided(used) by investing activities	(297,753)	(208,788)
Cash flows from financing activities
Payments on notes payable	(1,982,984)	(1,395,792)
Payments on long term lease obligations	(32,122)	(53,119)
Payments received on note receivable	60,000	60,000
Net Proceeds from borrowings	3,765,731	2,007,224
Net cash provided(used) by financing activities	1,810,625	618,313
Net increase(decrease) in cash	(32,459)	7,749

Cash, beginning of period	57,004	49,255

Cash, end of period	$24,545	$57,004

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Years Ended
	12/31/2014	12/31/2013
	Unaudited	Unaudited

Supplemental disclosure of cash
flow information

Interest paid	$567,252	$312,071
Income taxes paid	$0	$0

Supplemental disclosure of
non-cash activities

Gain on early termination of loans	$0	$185,000
Beneficial conversion of convertible notes	$0	$83,906
Debt discount on convertible notes	$67,000	$75,667

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JANUARY 1, 2013 THROUGH DECEMBER 31, 2014

					Additional
	Common stock		Preferred stock		paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
							(Audited)
Balance at 31-Dec-12	64,618,604	$64,619	3,000,000	$3,000	$3,246,944	$(1,979,217)	$1,335,346

Beneficial conversion on convertible notes	0	0	0	0	83,906	0	83,906

Net income for the year ended December 31, 2013	0	0	0	0	0	95,369	95,369

Balance at 31-Dec-13	64,618,604	64,619	3,000,000	3,000	3,330,849	(1,883,848)	1,514,620

Beneficial conversion on convertible notes	8,738,760	8,738	0	0	44,460	0	53,198

Net loss for the year ended December 31, 2014	0	0	0	0	0	(690,355)	(690,355)

Balance at 31-Dec-14	73,357,364	$73,357	3,000,000	$3,000	$3,375,310	$(2,574,203)	$877,464

"The accompanying notes are an integral part of these consolidated financial Statements"

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

Note 1 - Company Background

The consolidated financial statements include Greenparts International, Inc.("GNPT"), Greenparts, Inc., and  Metal Max  Recycling, LLC, and are referred collectively herein as "the Company". Incorporated on March 19, 1998 in the state of Nevada as Millennium Cellular Inc. The Company later became Thrive Development, Inc., and then Greenparts International, Inc. Company's principal activities include processing of salvage vehicles and trucks and other scrap material for the purpose of recycling of metals, selling used parts and rebuilding of vehicles for resale. The Company's manufacturing facilities are primarily based in the vicinity of Atlanta, Georgia.

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

Inventory

A salvage vehicle product is a recycled vehicle part suitable for sale as a replacement part. A core is a recycled mechanical part that is not suitable for sale as a  replacement  part  without  further remanufacturing work. Salvage inventory and cores are recorded at the lower of cost or market using weighted average method. Cost is established based upon the price the Company pays for a vehicle. Scrap inventory is inventory that is considered for the purpose of recycling by mills that process metals. For all inventory, carrying value is reduced regularly to reflect the age of the inventory and current anticipated demand. If actual demand differs from management estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

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

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of December 31, 2014 and December 31, 2013.

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

In February 2007, the FASB issued ASC 825-10 "Financial Instruments." ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, "Earnings Per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the years  ended December 31, 2014, and 2013 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at December 31, 2014 was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 73,357,364 thousand common stocks.

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

Note 3 – Recent Accounting Pronouncements

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Inventories

	12/31/2014	12/31/2013

Processed and unprocessed scrap metal	$1,154,617	$1,092,500
Finished goods - parts	2,484,359	1,673,901
Inventories, net	$3,638,976	$2,766,401

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	12/31/2014	12/31/2013

Machinery and equipment	$2,948,388	$2,681,788
Land and building	135,000	135,000
Improvements	258,198	118,654
Property, plant and equipment	3,341,586	2,935,442
Less: accumulated depreciation	(866,058)	(691,998)
Property, plant and equipment, net	$2,475,528	$2,243,444

Note 6 - Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	12/31/2014	12/31/2013

Bank term note of 34 equal payments at 6.5% with a maturity date of July 1, 2015. This note was secured by the property on 844 Regina Drive owned by the president, Asif Balagamwala, and the business assets.	$0	$2,227,939

Bank term loan, formerly LOC Interest rate of 6.5%, and has a maturity date of August 28, 2015. This loan was secured by the property on 844 Regina Drive owned by the president, Asif Balagamwala, and the business assets.	0	672,404

Capital lease obligations secured by generator with a maturity date of November 1, 2013.	0	19,750

Capital lease obligations secured by excavator equipment with a maturity date of April 30, 2013.	0	4,120

Capital lease obligations secured by excavator equipment with a maturity date of December 31, 1012.	0	5,500

Bank revolving line of credit with maximum $500, 000 limit. Annual interest rate at 6.5%, secured by equipment	473,377	226,284

Note agreement for machine parts with no stated interest rate and a maturity date of February 1, 2013. The lender has confirmed this note is not considered in default.	32,927	32,927

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.	15,078	28,002

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	62,013	81,595

Bank working capital loan unsecured with an interest rate of 12%, and a maturity date in March 2015	218,073	0

Bank working capital term loan unsecured with an interest rate of 12%, monthly payments of $33,200 and a maturity date of May 24, 2014	0	530,877

Nine month convertible note with 8% stated interest rate, maturity date of August 9, 2014. Initial proceeds were$73,000, shares convert at 40% of market value. This note has no unamortized amortized debt discount.	44,250	9,072

On March 27, 2014, the Company secured a senior note secured line of creditfacility for a maximum amount of $10 million. On September 11, 2014, the Company has drawn $2.3 million credit facility with the six months renewable maturity at 15% interest. This note is secured by Company assets .	2,283,438	0

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $16,663.	8,337	0

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $28,335.	13,665	0

On August 2014, the Company entered into an Accounts Receivables Advance Agreement for the advance amount of $700 thousand with the 12 months maturity at 15% interest payable in daily instalments of $3,096. Such credit facility is secured by the Company's tangible and intangible assets.	574,214	0

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note is recorded net of debt discount of $5,925.	25,000	17,283

Total Notes Payable	3,750,372	3,855,753

Less Current Portion	3,707,943	1,793,789

Long Term Notes Payable	$42,429	$2,061,964

Note 7 – Business Combinations

During fiscal 2014 and 2013, the Company did not make any acquisitions:

The acquisition completed in fiscal 2013 was not material to the Company's financial position or results of operations. Pro forma operating results for the fiscal 2013 acquisition is not presented, since the aggregate results would not be significantly different than reported results.

Note 8 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $160,000 in notes receivable as of December 31, 2014 $60,000 current and $100,000 long term, and $220,000 in notes receivable at December 31, 2013, $60,000 current and $160,000 long term.

Note 9 – Commitments and Contingencies

Commitments

The table below sets forth the Company's future minimum obligations under non-cancelable operating leases as of December 31, 2014:

Non Related Party Long Term Commitments
	Long	Capital
Twelve	Term	Lease
months ending	Debt	Obligation	Total

12/31/2015	$3,673,281	$34,662	$3,707,943
12/31/2016	0	19,584	19,584
12/31/2017	0	19,584	19,584
12/31/2018	0	3,261	3,261
12/31/2019 & Beyond	0	0	0

Totals	$3,673,281	$77,091	$3,750,372

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

Note 10 – Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the years ended December 31:

	12/31/2014	12/31/2013

Net Income (Loss)	$(690,395)	$95,369

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	66,890,435	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	138,133,293	-
Weighted-average common shares outstanding- Diluted	205,023,728	64,618,604

Note 11 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the years ended December 31:

Current:	12/31/2014	12/31/2013

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	200,413
State	24,475	30,475
Total taxes payable	224,888	230,888
Total income tax expense	$0	$67,637

	12/31/2014	12/31/2013
Federal statutory rate	34%	34%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

In fiscal 2014 the effective tax rate differed from the U.S. federal statutory rate of 34.0% primarily due to tax benefits from accelerated depreciation deductions.

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

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. The Company currently pays rent of $15,000 per month on its main facility located at 844 Regina Drive in Atlanta which is owned by the President Asif Balagamwala.

During the year ended December 31, 2014, the Company was relieved of liabilities from loans to Piedmont bank. This debt was assumed by Asif Balagamwala and the Company did not have to repay the loan. Therefore a related party liability was recorded at that time.

Additionally, balances and transactions with related parties of the Company consist of the following:

	12/31/2014	12/31/2013

Notes Payable Related Party Asif Balagamwala	$2,239,669	$113,700

TOTAL	$2,239,669	$113,700

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

The table below illustrates the Company's results by reporting segment for the years ended December 31:

	12/31/2014	12/31/2013
Revenue

Parts	$6,697,885	$7,666,280
Scrap Metal	5,981,455	7,530,310

Total Revenue	$12,679,340	$15,196,590

	12/31/2014	12/31/2013
Product Cost

Parts	$5,879,184	$6,355,805
Scrap Metal	4,385,502	5,778,359

Total Product Cost	$10,264,686	$12,134,164

	12/31/2014	12/31/2013
Net Operating Income

Parts	$(269,482)	$151,951
Scrap Metal	630,960	493,635

Total Net Operating Income	$361,478	$645,586

Note 14 – Goodwill

In the fourth quarter of fiscal 2014, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill.

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

The carrying amount of goodwill for the years ended December 31, 2014 and 2013:

Goodwill Source	12/31/2014	12/31/2013

Samson	$560,371	$560,371
Booming	0	0
Jonsboro	40,000	40,000
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 16 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for all their convertible note with a cumulative balance of $136,250 at December 31, 2014, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $116,724 as of December 31, 2013 and $246,910 as of December 31, 2014.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 127.02% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

Convertible note Derivative Liability at 12/31/13	$116,724

(Gain) Loss on Derivative for the Year Ended December 31, 2014	162,186

Conversions during the period	(32,000)

Derivative liability from new notes	0

Convertible note Derivative Liability at 12/31/14	$246,910