Form 10-Q
period 2015-03-31
Green Parts International, Inc.
filed 2015-05-15
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015 the registrant had 133,176,655 shares of common stock outstanding.

Green Parts International, Inc.

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	3/31/2015	12/31/2014

Assets
Current assets
Cash	$281,842	$24,545
Accounts receivable , net	372,841	395,598
Inventory, net	3,529,806	3,638,976
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Deposits	277,773	137,773
Other current assets	116,361	162,498
Total Current Assets	4,687,283	4,468,050
Property, plant and equipment, net	2,432,013	2,475,528
Goodwill	600,371	600,371
Note receivable - net of currrent portion	85,000	100,000
Deferred Finance Cost - net of current portion	171,952	341,911
Total Assets	$7,976,619	$7,985,860

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$972,977	$546,557
Environmental liabilities	100,000	100,000
Taxes Payable	224,888	224,888
Notes payable - current portion	3,656,874	3,707,943
Derivative liability	189,208	246,910
Total Current Liabilities	5,143,947	4,826,298
Notes Payable - net of current portion	68,965	42,429
Notes Payable - related parties	2,430,651	2,239,669
Total Liabilities	7,643,563	7,108,396
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par value shares issued and outstanding 3,000,000 and 3,000,000 at March 31, 2015 and December 31, 2014	3,000	3,000
Common Stock 400,000,000 authorized at $0.001 par value; shares issued and outstanding 112,442,509 and 73,357,364 at March 31, 2015 and December 31, 2014	112,443	73,357
Additional paid-in capital	3,419,565	3,375,310
Retained earnings	(3,201,952)	(2,574,203)
Total equity	333,056	877,464
Total liabilities and equity(Deficit)	$7,976,619	$7,985,860

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	3/31/2015	3/31/2014

Sales	$1,989,184	$3,063,987

Cost of Sales	1,778,117	2,373,279

Gross profit	211,067	690,708

Operating expenses	619,580	565,930

Net income from operations	(408,513)	124,778

Other income(expense)
Gain(loss) on Derivative contract	11,385	(114,743)
Interest expense	(229,388)	(117,936)
Total Other Income (Expense)	(218,003)	(232,679)

Income from continuing operations
before income taxes	(626,516)	(107,901)

Income taxes	(1,233)	(16,562)

Net income	$(627,749)	$(124,463)

Basic and Diluted income per share
Basic income per share	(0.0062)	(0.0019)
Diluted income per share	(0.0050)	(0.0019)

Weighted average number of shares
Outstanding basic	100,976,627	64,618,604
Outstanding diluted	126,371,707	64,618,604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	3/31/2015	3/31/2014
Cash flows from operating activities
Net income (loss) from continuing operations	$(627,749)	$(124,463)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	43,515	43,400
Accretion of debt discount	17,254	54,256
(Gain) loss on Derivative	(11,385)	114,743

(Increase) decrease in accounts receivable	22,757	29,566
(Increase) decrease in inventory	109,170	(35,456)
(Increase) decrease in other assets	(93,863)	(101,724)
Increase (decrease) in accounts payable	426,420	(29,217)
Increase (decrease) in net income tax payable	0	20
Net cash used in operating activities	(113,881)	(48,875)
Cash flows from investing activities
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities
Payments on notes payable	(105,666)	(203,183)
Payments on long term lease obligations	(8,156)	(40,684)
Payments received on note receivable	15,000	15,000
Net Proceeds from borrowings	470,000	398,500
Net cash provided(used) by financing activities	371,178	169,633
Net increase(decrease) in cash	257,297	120,758

Cash, beginning of period	24,545	57,004

Cash, end of period	$281,842	$177,762

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Three Months Ended
	3/31/2015	3/31/2014

Supplemental disclosure of cash flow information

Interest paid	$212,134	$117,936
Income taxes paid	$1,233	$16,562

Supplemental disclosure of
non-cash activities

Debt repayment though stock issuance	$46,317	$0
Common stock issued for services	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

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
Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2014, and 2013.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of March 31, 2015 and 2014.

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

Note -2- Summary of Significant Accounting Policies (Continued)

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

Note -2- Summary of Significant Accounting Policies (Continued)

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, "Earnings Per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the three months ended March 31, 2015, and 2014 there were no potential dilutive securities.

Note -2- Summary of Significant Accounting Policies (Continued)

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at March 31, 2015 was 400,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 112,442,509 thousand common stocks.

Preferred Stock

On June 4, 2007, the Company's Board of Directors authorized the issuance of Series "A" Preferred stock of 3,000,000. These shares had super voting rights of 100 common shares votes to each preferred share. The Company issued a total of 3,000,000 shares were issued on this date.

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

Note 4 - Inventories

	3/31/2015	12/31/2014

Processed and unprocessed scrap metal	$1,125,798	$1,154,617
Finished goods - parts	2,404,008	2,484,359

Inventories, net	$3,529,806	$3,638,976

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	3/31/2015	12/31/2014

Machinery and equipment	$2,948,478	$2,948,478
Land and building	135,000	135,000
Improvements	258,108	258,108
Property, plant and equipment, gross	3,341,586	3,341,586
Less: accumulated depreciation	(909,573)	(866,058)
Property, plant and equipment, net	$2,432,013	$2,475,528

Depreciation expense was  $45,515 and $43,400 for the three months ended March 31, 3015 and 2014.
Note 6 - Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	3/31/2015	12/31/2014

Capital lease obligations secured by excavator equipment, interest at 9%, monthly payments of $2,206 with a maturity date of July 1, 2018.	$83,148	$0

Bank revolving line of credit with maximum $500,000 limit. Annual interest rate at 6.5%, secured by equipment	477,377	473,377

Note agreement for machine parts with no stated interest rate and a maturity date of February 1, 2013. The lender has confirmed this note is not considered in default.	32,927	32,927

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.	11,847	15,078

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	57,118	62,013

Bank working capital loan unsecured with an interest rate of 12%, and a maturity date in March 2015	89,524	218,073

Bank working capital term loan unsecured with an interest rate of 18%, monthly payments of $27,570 and a maturity date of May 24, 2015	82,901	0

Nine month convertible note with 8% stated interest rate,maturity date of August 9, 2014. Initial proceeds were $73,000, shares convert at 40% of market value. This note has no unamortized amortized debt discount.	1,280	44,250

On March 27, 2014, the Company secured a senior note secured line of credit facility for a maximum amount of $10 million. On September 11, 2014, the Company has drawn $2.3 million credit facility with the six months renewable maturity at 15% interest. This note is secured by Compant assets and recorded net of discount of $532,977.	2,254,451	2,283,438

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $7,825.	23,686	8,337

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $13,487.	39,967	13,665

On August 2014, the Company entered into an Accounts Receivables Advance Agreement for the advance amount of $700 thousand with the 12 months maturity at 15% interest payable in daily instalments of $3,096. Such credit facility is secured by the Company's tangible and intangible assets.	546,613	574,214

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note has no unamortized amortized debt discount.	25,000	25,000

Total Notes Payable	3,725,839	3,750,372

Less Current Portion	3,656,874	3,707,943

Long Term Notes Payable	$69,965	$42,429

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

Note 8 – Commitments and Contingencies

Commitments

The table below sets forth the Company's future minimum obligations under non-cancelable operating leases as of March 31, 2015:

Lease Obligations

	Long	Capital
Twelve	Term	Lease
months ending	Debt	Obligation	Total

3/31/2015	$3,655,874	$49,263	$3,705,137
3/31/2106	246,000	19,584	265,584
3/31/2017	246,000	19,584	265,584
3/31/2018	1,920,155	0	1,920,155
3/31/2018 & Beyond	0	0	0

Totals	$6,068,029	$88,431	$6,156,460

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

Note 9 – Net Income per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the three months ended March 31 2015 and 2014:

	3/31/2015	3/31/2014

Net Income (Loss)	$(627,749)	$(124,463)

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	100,976,627	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	25,395,080	-
Weighted-average common shares
outstanding- Diluted	126,371,707	64,618,604

Note 10 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the three months ended March 31:

Current:	3/31/2015	12/31/2014

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	200,413
State	24,475	30,475
Total taxes payable	224,888	230,888
Total income tax expense	$1,233	$67,637

	3/31/2015	12/31/2014
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

In fiscal 2015 the effective tax rate differed from the U.S. federal statutory rate of 34.0% primarily due to tax benefits from accelerated depreciation deductions.

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

Additionally, balances and transactions with related parties of the Company consist of the following:

		3/31/2015	12/31/2014

Notes Payable Related Party	Asif Balagamwala	$113,700	$113,700

TOTAL		$113,700	$113,700

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

The table below illustrates the Company's results by reporting segment for the years ended December 31:

Segment Information

	3/31/2015	3/31/2014
Revenue

Parts	$1,099,232	$1,511,290
Scrap Metal	889,952	1,552,697

Total Revenue	$1,989,184	$3,063,987

	3/31/2015	3/31/2014
Product Cost

Parts	$1,138,388	$1,276,401
Scrap Metal	639,729	1,096,878

Total Product Cost	$1,778,117	$2,373,279

	3/31/2014	3/31/2014
Net Operating Income

Parts	$(381,539)	$82,353
Scrap Metal	(26,974)	42,425

Total Net Operating Income	$(408,513)	$124,778

Note 13 – Goodwill

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
The carrying amount of goodwill for the as of March 31, 2015 and December 31, 2014:

Goodwill Source	3/31/2015	12/31/2014

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 14 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for all their convertible note with a cumulative balance of $189,208 at March 31, 2015, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $189,208 as of March 31, 2015 and $246,910 as of December 31, 2014.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 127.02% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

Convertible note Derivative Liability at 12/31/14	$246,910

(Gain) Loss on Derivative for the Three Months Ended March 31, 2015	(11,385)

Conversions during the period	(46,317)

Derivative liability from new notes	0

Convertible note Derivative Liability at 3/31/15	$189,208

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

Overview

Greenparts International is a salvage and reclamation company, dealing expressly with non-landfill materials through sorting, recycling, and proper containment and disposal of bio-hazard. Green Parts feels high demand in emerging markets and the need to recycle in today's world will allow the company, its shareholders, and well-wishers the ability to capitalize on the demand for these products while benefiting the world with a cleaner environment.  Millions of vehicles are considered salvaged by individuals and insurance companies, with the ability to have various channels to distribute the products derived from the vehicles, Green Parts maximizes the return for each salvaged vehicle by combining the efforts of the selling of used parts with warranties and selling the rest as scrap material to emerging markets.

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
		For the Three Months Ended
		3/31/2015	3/31/2014

	Revenues	$1,989,184	$3,063,987

	Cost of Sales	1,778,117	2,273,279
1)	Wages	290,886	321,004
	Fuel	6,825	11,130
	Depreciation	43,515	43,400
	Maintenance	27,701	78,711
	Tools & Hardware	3,387	8,305
	Supplies	10,036	29,744
2)	Other G & A	222,445	173,636

	Interest expense	(229,388)	(117,936)
	Tax Provisions	(1,233)	(16,562)
	Other Income(Expense)	(3,400)	(114,743)

	NET INCOME	$(627,749)	$(124,463)

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages.
2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Results of Operations 2015-2014
Analysis of the three months ended March 31, 2015 and 2014.
Revenues

       For the three months ended March 31, 2015, revenues were approximately $ 1,989,184 compared to $3,063,987,for 2014 decreasing by $1,074,803. Most of this decrease is attributable to winter weather conditions and the lack of available capital to provide enough materials consistently from local suppliers to keep sales at a consistent level.

Cost of Goods Sold

          Cost of goods sold decreased to $1,778,117 for the three months ended March 31, 2015 from $2,373,279 for 2014, a decrease of $595,122 Most of this decrease is attributable to weather conditions restricting operational activity and other factors mentioned in sales above.

G & A Expenses

          G&A expense increased to $619,580 for the three months ended March 31, 2015 from $565,930 for the three months Ended March 31, 2014, an increase of $53,650. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.
Other income and expenses

           Other items decreased to a net expense of $218,003 for the three months ended March 31, 2015 from a net expense of $232,679 for the same period last year, resulting in a total net other expense item decrease of $14,676. The majority of other expenses continue to be interest expense of $229,388 in 2015 and $117,936 in 2014.

Net income (loss)

           Net loss was $627,749 for the three months ended March 31, 2015 from a net loss of $1244,463 for the three months ended March 31, 2014, an increase of $552,286. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.
Liquidity and Capital Resources

On March 31, 2015 we had cash and cash equivalents totaling $281,342. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of March 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

•	On February 10, 2015, the Company issued 4,687,500 shares on a partial conversion of a Convertible Promissory Note held by Asher Enterprises, Inc..
•	On March 11, 2015, the Company issued 6,691,304 shares on a conversion of a Convertible Promissory Note held by Asher Enterprises, Inc..
•	On March 11, 2015, the Company issued 8,464,646 shares on a conversion of a Convertible Promissory Note held by Asher Enterprises, Inc..
•	On March 13, 2015, the Company issued 4,242,424 shares on a conversion of a Convertible Promissory Note held by Asher Enterprises, Inc..
•	On March 13, 2015, the Company issued 3,303,438 shares on a conversion of a Convertible Promissory Note held by LG Capital.
•	On March 13, 2015, the Company issued 2,500,000 shares on a conversion of a Convertible Promissory Note held by JMJ Financial.
•	On March 16, 2015, the Company issued 4,395,833 shares on a conversion of a Convertible Promissory Note held by Asher Enterprises, Inc..
•	On March 23, 2015, the Company issued 4,800,000 shares on a conversion of a Convertible Promissory Note held by JMJ Financial.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May 2015.

                                           Greenparts International, Inc.

                                           /s/  Asif M. Balagamwala
                                          ----------------------------
                                          CEO/CFO