Form 10-Q/A
period 2015-03-31
Green Parts International, Inc.
filed 2015-05-26
CIK 1577898

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

                  CERTIFICATIONS

31.1              Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 26th day of May 2015.

                                           Greenparts International, Inc.

                                           /s/  Asif M. Balagamwala
                                          ----------------------------
                                          CEO/CFO