Form 10-Q
period 2015-06-30
Green Parts International, Inc.
filed 2015-08-19
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 the registrant had 164,277,804 shares of common stock outstanding.

Green Parts International, Inc.
INDEX TO FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	6/30/2015	12/31/2014

Assets
Current assets
Cash	$7,427	$24,545
Accounts receivable , net	479,397	395,598
Inventory, net	3,673,417	3,638,976
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Deposits	277,773	137,773
Other current assets	171,625	162,498
Total Current Assets	4,718,299	4,468,050
Property, plant and equipment, net	2,387,020	2,475,528
Goodwill	600,371	600,371
Note receivable - net of current portion	85,000	100,000
Deferred Finance Cost - net of current portion	120,367	341,911
Total Assets	$7,911,057	$7,985,860

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$924,073	$546,557
Environmental liabilities	100,000	100,000
Taxes Payable	224,888	224,888
Notes payable - current portion	3,788,077	3,707,943
Derivative liability	260,993	246,910
Total Current Liabilities	5,298,031	4,826,298
Notes Payable - net of current portion	52,659	42,429
Notes Payable - related parties	2,412,726	2,239,669
Total Liabilities	7,763,416	7,108,396
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par value shares issued and outstanding 3,000,000 and 3,000,000 at June 30, 2015 and December 31, 2014	3,000	3,000
Common Stock 960,000,000 authorized at $0.001 par value; shares issued and outstanding 164,277,804 and 73,357,364 at June 30, 2015 and December 31, 2014	164,278	73,357
Additional paid-in capital	3,574,724	3,375,310
Retained earnings	(3,594,361)	(2,574,203)
Total equity	147,641	877,464
Total liabilities and equity(Deficit)	$7,911,057	$7,985,860

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Sales	$2,684,928	$3,009,008	$4,674,112	$6,072,995

Cost of Sales	2,261,890	2,451,481	4,040,007	4,824,760

Gross profit	423,038	557,527	634,105	1,248,235

Operating expenses	586,952	564,840	1,206,532	1,130,770

Net income from operations	(163,914)	(7,313)	(572,427)	117,465

Other income(expense)
Gain(loss) on Derivative contract	11,736	121,217	23,121	6,474
Gain on debt conversions	42,667	0	42,667	0
Interest expense	(282,898)	(145,413)	(512,286)	(263,349)
Total Other Income (Expense)	(228,495)	(24,196)	(446,498)	(256,875)

Income from continuing operations
before income taxes	(392,409)	(31,509)	(1,018,925)	(139,410)

Income taxes	0	0	(1,233)	(16,562)

Net income	$(392,409)	$(31,509)	$(1,020,158)	$(155,972)

Basic and Diluted income per share
Basic income per share	(0.0028)	(0.0005)	(0.0084)	(0.0024)
Diluted income per share	(0.0019)	(0.0005)	(0.0054)	(0.0023)

Weighted average number of shares
Outstanding basic	142,627,290	64,618,604	121,801,959	64,618,604
Outstanding diluted	209,471,261	66,443,604	188,645,930	66,443,604

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	6/30/2015	6/30/2014
Cash flows from operating activities
Net income (loss) from continuing operations	$(1,020,158)	$(155,972)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	177,226	87,030
Accretion of debt discount	45,262	102,503
(Gain) loss on Derivative	(14,083)	(6,474)

(Increase) decrease in accounts receivable	(83,799)	1,950
(Increase) decrease in inventory	(34,441)	(202,287)
(Increase) decrease in other assets	(9,127)	(155,943)
Increase (decrease) in accounts payable	377,516	(18,425)
Increase (decrease) in net income tax payable	0	0
	(561,604)	(347,618)
Cash flows from investing activities
None	(88,718)	(35,114)
Net cash provided(used) by investing activities	(88,718)	(35,114)
Cash flows from financing activities
Payments on notes payable	(278,580)	(713,527)
Payments on long term lease obligations	(9,773)	(29,759)
Payments received on note receivable	15,000	30,000
Net Proceeds from related party borrowings	173,057	0
Net Proceeds from borrowings	733,500	1,058,283
Net cash provided(used) by financing activities	633,204	344,997
Net increase(decrease) in cash	(17,118)	(37,735)

Cash, beginning of period	24,545	57,004

Cash, end of period	$7,427	$19,269

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Six Months Ended
	6/30/2015	6/30/2014

Supplemental disclosure of cash flow information

Interest paid	$357,795	$251,039
Income taxes paid	$1,233	$16,562

Supplemental disclosure of non-cash activities

Debt repayment though stock issuance	$189,401	$0
Common stock issued for services	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

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

 Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended June 30, 2015, and 2014.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of June 30, 2015 and 2014.

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, "Earnings Per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. For the six months ended June 30, 2015, and 2014 there were no potential dilutive securities.

Note -2- Summary of Significant Accounting Policies (Continued)

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at June 30, 2015 was 960,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 164,277,804 thousand common stocks.

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

Note 4 - Inventories

Inventories

	6/30/2015	12/31/2014

Processed and unprocessed scrap metal	$1,154,617	$1,154,617
Finished goods - parts	2,518,800	2,484,359

Inventories, net	$3,673,417	$3,638,976

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	6/30/2015	12/31/2014

Machinery and equipment	$3,037,196	$2,948,478
Land and building	135,000	135,000
Improvements	258,108	258,108
Property, plant and equipment, gross	3,430,304	3,341,586
Less: accumulated depreciation	(1,043,284)	(866,058)
Property, plant and equipment, net	$2,387,020	$2,475,528

Note 6 - Bank Loans and Long-Term Leases

Non related party notes payable consist of the following for the periods ended;	6/30/2015	12/31/2014

Capital lease obligations secured by excavator equipment, interest at 9%, monthly payments of $2,206 with a maturity date of July 1, 2018.	$78,302	$0

Bank revolving line of credit with maximum $500,000 limit. Annual interest rate at 6.5%, secured by equipment	477,377	473,377

Note agreement for machine parts with no stated interest rate and a maturity date of February 1, 2013. The lender has confirmed this note is not considered in default.	32,927	32,927

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.	11,847	15,078

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	55,501	62,013

Bank working capital loan unsecured with an interest rate of 12%, and a maturity date in March 2015	89,524	218,073

Bank working capital term loan unsecured with an interest rate of 18%, monthly payments of $27,570 and a maturity date of May 24, 2015.	82,901	0

Nine month convertible note with 8% stated interest rate, maturity date of August 9, 2014. Initial proceeds were $73,000, shares convert at 40% of market value. This note has no unamortized amortized debt discount.	0	44,250

On March 27, 2014, the Company secured a senior note secured line of credit facility for a maximum amount of $10 million. On September 11, 2014, the Company has drawn $2.3 million interest. This note is secured by Compant assets and recorded net of discount of $532,977.credit facility with the six months renewable maturity at 15%	2,219,010	2,283,438

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $7,825.	0	8,337

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $13,487.	0	13,665

On August 2014, the Company entered into an Accounts Receivables Advance Agreement for the advance amount of $700 thousand with the 12 months maturity at 15% interest payable in daily instalments of $3,096. Such credit facility is secured by the Company's tangible and intangible assets.	546,613	574,214

Twelve month convertible note with 8% stated interest rate, maturity date of April 28, 2016 and shares convert at 60% of market. This is recorded net of debt discount of $4,303.	20,697	0

Twelve month convertible note with 8% stated interest rate, maturity date of January 30, 2016 and shares convert at 60% of market. This is recorded net of debt discount of $7,764.	27,236	0

Nine month convertible note with 12% stated interest rate, maturity date of February 22, 2016 and shares convert at 51% of market pricing mechanism. This is recorded net of debt discount of $7,764.	45,610	0

Agreement with non related investors that allow up to $10,000,000 in financing through convertible notes. This note was twelve month convertible note with 12% stated interest rate, maturity date of April 22, 2016 and shares convert at 60% of market through a pricing formula. This is recorded net of debt discount of $8,051.	41,949	0

Working capital term loan unsecured with an interest rate of 26%, daily payments of $714 and a maturity date of April 22, 2016.	86,242	0

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note has no unamortized amortized debt discount.	25,000	25,000

Total Notes Payable	3,840,736	3,750,372

Less Current Portion	3,788,077	3,707,943

Long Term Notes Payable	$52,659	$42,429

Note 7 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $145,000 in notes receivable as of June 30, 2015 $60,000 current and $85,000 long term, and $220,000 in notes receivable at December 31, 2013, $60,000 current and $100,000 long term.

Note 8 – Commitments and Contingencies

Commitments

The table below sets forth the Company's future minimum obligations under non-cancelable operating leases as of June 30, 2015:

	Long	Capital
	Term	Lease
Twelve months ending	Debt	Obligation	Total

6/30/2015	$3,788,077	$31,431	$3,819,508
6/30/2106	0	19,584	19,584
6/30/2017	0	1,644	1,644
6/30/2017	0	0	0
6/30/2018 & Beyond	0	0	0

Totals	$3,788,077	$52,659	$3,840,736

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

Note 10 – Net Income per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the six months ended June 30, 2015 and 2014:

	6/30/2015	6/30/2014

Net Income (Loss)	$(1,020,158)	$(155,972)

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	121,801,959	64,618,604
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	66,843,971	1,825,000
Weighted-average common shares
outstanding- Diluted	188,645,930	66,443,604

Note 11 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the six months ended June 30:

Current:	6/30/2015	12/31/2014

Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	200,413
State	24,475	30,475
Total taxes payable	224,888	230,888
Total income tax expense	$1,233	$67,637

	6/30/2015	12/31/2014
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

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

During the year ended December 31, 2014, the Company was relieved of liabilities from loans to Piedmont bank. This debt was assumed by Asif Balagamwala and the Company did not have to repay the loan. Therefore a related party liability was recorded at that time. During the 2015 Asif Balagamwala has increased his note through the advancement of small amounts odf working capital.

Additionally, balances and transactions with related parties of the Company consist of the following:

		6/30/2015	12/31/2014

Notes Payable Related Party	Asif Balagamwala	$2,412,726	$2,239,669

TOTAL		$2,412,726	$2,239,669

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

Note 13 – Segment Information (Continued)

The table below illustrates the Company's results by reporting segment for the six months ended June 30:
Segment Information

	6/30/2015	6/30/2014
Revenue

Parts	$2,982,435	$3,116,268
Scrap Metal	1,691,677	2,956,727

Total Revenue	$4,674,112	$6,072,995

	6/30/2015	6/30/2014
Product Cost

Parts	$2,525,540	$2,363,651
Scrap Metal	1,514,467	2,461,109

Total Product Cost	$4,040,007	$4,824,760

	6/30/2015	6/30/2014
Net Operating Income

Parts	$705,662	$(32,021)
Scrap Metal	500,870	(46,212)

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

The carrying amount of goodwill for the as of June 30, 2015 and December 31, 2014:

Goodwill Source	6/30/2015	12/31/2014

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 16 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for all their convertible note with a cumulative balance of $260,993 at June 30, 2015, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $272,729 as of June 30, 2015 and $246,910 as of December 31, 2014.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 127.02% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

Convertible note Derivative Liability at 12/31/14	$246,910

(Gain) Loss on Derivative for the Three Months Ended March 31, 2015	(23,121)

Conversions during the period	(235,525)

Derivative liability from new notes	272,729

Convertible note Derivative Liability at 6/30/15	$260,993

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

 Results of Operations 2015-2014

Analysis of the six months ended June 30, 2015 and 2014.

		For the Six Months Ended
		6/30/2015	6/30/2014

	Revenues	$4,674,112	$6,072,995

	Cost of Sales	4,040,007	4,824,760
1)	Wages	473,525	596,312
	Fuel	11,849	25,238
	Depreciation	177,226	87,030
	Maintenance	70,236	50,536
	Tools & Hardware	28,239	13,804
	Supplies	60,923	53,125
2)	Other G & A	384,534	183,508

	Interest expense	(512,286)	(263,349)
	Tax Provisions	(1,233)	(16,562)
	Other Income(Expense)	65,788	(114,743)

	NET INCOME	$(1,020,158)	$(155,972)

1) Wages includes all wages, including subcontractor cost and comissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Revenues

       For the six months ended June 30, 2015, revenues were approximately $4,674,112 compared to $6,072,995,for 2014 decreasing by $1,398,883. Most of this decrease is attributable to the lack of available capital to provide enough materials consistently from local suppliers to keep sales at a consistent level.

Cost of Goods Sold

          Cost of goods sold decreased to $4,040,007 for the the six months ended June 30, 2015 from $4,824,760 for 2014, a decrease of $784,753 Most of this decrease is attributable to weather conditions restricting operational activity and other factors mentioned in sales above.

G & A Expenses

          G&A expense increased to $1,206,532 for the six months ended June 30, 2015 from $,1,130,770 for the six months ended June 30, 2014, an increase of $75,762. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

           Other items decreased to a net expense of $446,498 for the six months ended June 30, 2015 from a net expense of $256,875 for the same period last year, resulting in a total net other expense item decrease of $189,623. The majority of other expenses continue to be interest expense of $512,286 in 2015 and $263,349 in 2014.

Net income (loss)

           Net loss was $1,020,158 for the six months ended June 30, 2015 from a net loss of $155,972 for the six months ended June 30, 2014, an increase of $879,515. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Results of Operations 2015-2014

Analysis of the three months ended June 30, 2015 and 2014.

		For the Three Months Ended
		6/30/2014	6/30/2014

	Revenues	$2,684,928	$3,009,008

	Cost of Sales	2,261,890	2,451,481
1)	Wages	182,689	275,308
	Fuel	5,024	14,108
	Depreciation	133,711	87,030
	Maintenance	42,535	28,175
	Tools & Hardware	10,017	5,499
	Supplies	25,887	23,381
2)	Other G & A	187,089	131,339

	Interest expense	(282,898)	(145,413)
	Tax Provisions	0	0
	Other Income(Expense)	54,403	121,217

	NET INCOME	$(392,409)	$(31,509)

1) Wages includes all wages, including subcontractor cost and comissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Revenues

       For the three months ended June 30, 2015, revenues were approximately $2,684,208 compared to $3,009,008, for 2014 decreasing by $324,080. Most of this decrease is attributable to the lack of available capital to provide enough materials consistently from local suppliers to keep sales at a consistent level.

Cost of Goods Sold

          Cost of goods sold decreased to $2,261,890 for the three months ended June 30, 2015 from $2,451,481 for 2014, a decrease of $189,591 Most of this decrease is attributable to weather conditions restricting operational activity and other factors mentioned in sales above.

G & A Expenses

          G&A expense increased to $586,952 for the three months ended June 30, 2015 from $564,840 for the three months ended June 30, 2014, an increase of $22,112. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

           Other items decreased to a net expense of $228,495 for the three months ended June 30, 2015 from a net expense of $24,196 for the same period last year, resulting in a total net other expense item decrease of $204,299. The majority of other expenses continue to be interest expense of $282,898 in 2015 and $145,413 in 2014.

Net income (loss)

           Net loss was $392,409 for the three months ended June 30, 2015 from a net loss of $31,509 for the three months ended June 30, 2014, an increase of $360,900. The increase was mostly the result of increased sales with our other expense items held in check and described above in detail.

Liquidity and Capital Resources

On June 30, 2015 we had cash and cash equivalents totaling $7,427. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of June 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

•	In April, 2015, the Company issued 14,837,567 shares on a conversion of a Convertible Promissory Note held by JMJ Financial.
•	In May, 2015, the Company issued 9,043,914 shares on a conversion of a Convertible Promissory Note held by JMJ Financial.
•	In June, 2015, the Company issued 27,953,814 shares on a conversion of a Convertible Promissory Note held by LG Capital.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits	Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.
(b) Reports on Form 8-K.	All 8K filings are posted to Edgar and available there.

EXHIBIT NO.	DESCRIPTION

3(i)	* Articles of Incorporation as amended
3(vi)	* Bylaws
21	Subsidiaries

 CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*	Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18 day of August 2015.

                                           Greenparts International, Inc.

                                           /s/  Asif M. Balagamwala
                                          ------------------------------------
                                              CEO/CFO