Form 10-Q
period 2015-09-30
Green Parts International, Inc.
filed 2015-11-16
CIK 1577898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015 the registrant had 175,342,350 shares of common stock outstanding.

Green Parts International, Inc.
INDEX TO FORM 10-Q

Index

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	9/30/2015	12/31/2014
Assets
Current assets
Cash	$2,601	$24,545
Accounts receivable , net	1,041,085	395,598
Inventory, net	3,435,791	3,638,976
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Deposits	277,773	137,773
Other current assets	225,922	162,498
Total Current Assets	5,091,832	4,468,050
Property, plant and equipment, net	2,342,027	2,475,528
Goodwill	600,371	600,371
Note receivable - net of currrent portion	85,000	100,000
Deferred Finance Cost - net of current portion	120,367	341,911
Total Assets	$8,239,597	$7,985,860

Liabilities and Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$973,891	$546,557
Environmental liabilities	100,000	100,000
Taxes Payable	224,888	224,888
Notes payable - current portion net of discounts	3,803,454	3,707,943
Derivative liability	371,990	246,910
Total Current Liabilities	5,474,223	4,826,298
Notes Payable - net of current portion	25,692	42,429
Notes Payable - related parties	2,402,226	2,239,669
Total Liabilities	7,902,141	7,108,396
Commitments and Contingencies (Note 9)
Greenparts International. Inc. ("GNPT") shareholders' equity
Preferred Stock 100,000,000 authorized at $.001 par bvalue
shares issued and outstanding 3,000,000 and 3,000,000
at September 30, 2015 and December 31, 2014	3,000	3,000
Common Stock 960,000,000 authorized at $0.001 par value;
shares issued and outstanding 164,277,804 and 73,357,364
at September 30, 2015 and December 31, 2014	164,278	73,357
Additional paid-in capital	3,574,724	3,375,310
Retained earnings	(3,391,407)	(2,574,203)
Total equity	350,594	877,464
Total liabilities and equity(Deficit)	$8,252,735	$7,985,860

"The accompanying notes are an integral part of these consolidated financial statements."

Index
GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Sales	$1,914,896	$3,168,357	$6,589,008	$9,241,352

Cost of Sales	1,317,230	2,659,217	5,357,237	7,483,977

Gross profit	597,666	509,140	1,231,771	1,757,375

Operating expenses	370,018	474,232	1,577,783	1,605,002

Net income from operations	227,648	34,908	(346,012)	152,373

Other income(expense)
Gain(loss) on Derivatives	102,860	(59,567)	125,981	(53,093)
Gain on debt conversions	42,667	0	42,667	0
Interest expense	(127,554)	(211,396)	(639,840)	(474,745)
Total Other Income (Expense)	17,973	(270,963)	(471,192)	(527,838)

Income from continuing operations
before income taxes	245,621	(236,055)	(817,204)	(375,465)

Income taxes	0	(17,954)	0	(34,516)

Net income	$245,621	$(254,009)	$(817,204)	$(409,981)

Basic and Diluted income per share
Basic income per share	0.0018	(0.0039)	(0.0050)	(0.0063)
Diluted income per share	0.0011	(0.0015)	(0.0033)	(0.0023)

Weighted average number of shares
Outstanding basic	135,960,574	65,754,091	164,277,804	64,997,100
Outstanding diluted	222,079,831	174,687,585	250,397,061	174,687,585

"The accompanying notes are an integral part of these consolidated financial statements."

Index

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	9/30/2015	9/30/2014
Cash fows from operating activities
Net income (loss) from continuing operations	$(817,204)	$(409,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	222,219	113,761
Accretion of debt discount	233,762	189,619
(Gain) loss on Derivative	63,420	59,567

(Increase) decrease in accounts receivable	(645,487)	(319,379)
(Increase) decrease in inventory	203,185	(601,290)
(Increase) decrease in other assets	18,120	(408,473)
Increase (decrease) in accounts payable	214,196	(18,423)
Increase (decrease) in net income tax payable	0	0
	(507,789)	(1,394,599)
Cash flows from investing activities
Purchase of fixed assets	0	(145,777)
	(88,718)	(254,385)
Net cash provided(used) by investing activities	(88,718)	(400,162)
Cash flows from financing activities
Payments on notes payable	(500,186)	(1,220,982)
Payments on long term lease obligations	(24,808)	(12,626)
Payments received on note receivable	15,000	15,000
Net Proceeds from related party borrowings	162,557	0
Net Proceeds from borrowings	922,000	3,210,630
Net cash provided(used) by financing activities	574,563	1,992,022
Net increase(decrease) in cash	(21,944)	197,261

Cash, beginning of period	24,545	57,004

Cash, end of period	$2,601	$254,265

"The accompanying notes are an integral part of these consolidated financial statements."

Index

GREENPARTS INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(unaudited)

	For the Nine Months Ended
	9/30/2015	9/30/2014
Supplemental disclosure of cash flow information

Interest paid	$406,078	$285,126
Income taxes paid	$0	$34,516

Supplemental disclosure of non-cash activities

Debt repayment though stock issuance	$189,401	$32,000
Common stock issued for services	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

Index
GREENPARTS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

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

Index
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

Index
Note -2 - Summary of Significant Accounting Policies (Continued)

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of September 30, 2015 and 2014.

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

Index
Note -2 - Summary of Significant Accounting Policies (Continued)

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

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.” ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Index
Note -2 - Summary of Significant Accounting Policies (Continued)

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

Index
Note -2 - Summary of Significant Accounting Policies (Continued)

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at September 30, 2015 was 960,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 164,277,804 thousand common stocks.

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

Note 3 - Recent Accounting Pronouncements

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Inventories

	9/30/2015	12/31/2014

Processed and unprocessed scrap metal	$1,131,525	$1,154,617
Finished goods - parts	2,304,266	2,484,359

Inventories, net	$3,435,791	$3,638,976

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	9/30/2015	12/31/2014

Machinery and equipment	$3,037,196	$2,948,478
Land and building	135,000	135,000
Improvements	258,108	258,108
Property, plant and equipment, gross	3,430,304	3,341,586
Less: accumulated depreciation	(1,088,277)	(866,058)
Property, plant and equipment, net	$2,342,027	$2,475,528

Index

Note 6 - Bank Loans and Long-Term Leases

Non related party notes payable consist of the following for the periods ended;	9/30/2015	12/31/2014
Capital lease obligations secured by excavator equipment, interest at 9%, monthly payments of $2,206 with a maturity date of July 1, 2018.
	$78,302	$0

Bank revolving line of credit with maximum $500,000 limit. Annual interest rate at 6.5%, secured by equipment
	460,815	473,377

Note agreement for machine parts with no stated interest rate and a maturity date of February 1, 2013. The lender has confirmed this note is not considered in default.
	32,927	32,927

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.
	11,847	15,078

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.
	40,812	62,013

Bank working capital loan unsecured with an interest rate of 12%, and a maturity date in March 2015
	89,524	218,073

Bank working capital term loan unsecured with an interest rate of 18%, monthly payments of $27,570 and a maturity date of May 24, 2015.
	97,351	0

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

	2,212,360	2,283,438

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $7,825.
	0	8,337

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded net of debt discount of $13,487.
	0	13,665

On August 2014, the Company entered into an Accounts Receivables Advance Agreement  for the advance amount of $700 thousand with the 12 months maturity at 15% interest payable in daily instalments of $3,096. Such credit facility is secured by the Company’s tangible and intangible assets.

	546,613	574,214

Six month convertible note with 8% stated interest rate, maturity date of November 4, 2015 and shares convert at 75% of market. This is recorded net of debt discount of $22,223.
	27,777	0

Six month convertible note with 8% stated interest rate, maturity date of March 2, 2016 and shares convert at 51% of market. This is recorded net of debt discount of $62,334.
	29,166	0

Six month convertible note with 8% stated interest rate, maturity date of January 7, 2016 and shares convert at 54% of market. This is recorded net of debt discount of $37,500.
	7,500	0

Nine month convertible note with 12% stated interest rate, maturity date of February 22, 2016 and shares convert at 51% of market pricing mechanism. This is recorded net of debt discount of $0.
	36,251	0

Agreement with non related investors that allow up to $10,000,000 in financing through convertible notes. This note was twelve month convertible note with 12% stated interest rate,  maturity date of April 22, 2016 and shares convert at 60% of market through a pricing formula. This is recorded net of debt discount of $0.

	50,000	0

Working capital term loan unsecured with an interest rate of 26%, daily payments of $714 and a maturity date of April 22, 2016.
	82,901	0

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note has no unamortized amortized debt discount.

	25,000	25,000

Total Notes Payable	3,829,146	3,750,372

Less Current Portion	3,803,454	3,707,943

Long Term Notes Payable	$25,692	$42,429

Index
Note 7 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $145,000 in notes receivable as of September 30, 2015 $60,000 current and $85,000 long term, and $220,000 in notes receivable at December 31, 2013, $60,000 current and $100,000 long term.

Note 8 - Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of September 30, 2015:

Lease Obligations
	Long	Capital
Twelve	Term	Lease
months ending	Debt	Obligation	Total
9/30/2016	$3,976,487	$26,967	$4,003,454
9/30/2017	0	15,120	15,120
9/30/2018	0	10,572	10,572
9/30/2019	0	0	0
9/30/2020& Beyond	0	0	0
Totals	$3,976,487	$52,659	$4,029,146

Note 9 - Commitments and Contingencies (Continued)

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

Note 10 - Net Income per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the nine months ended September 30, 2015 and 2014:

	9/30/2015	9/30/2014

Net Income (Loss)	$(817,204)	$(409,981)

Weighted-average common shares outstanding basic:
Weighted-average common stock basic	164,277,804	64,997,100
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	86,119,257	109,690,485
Weighted-average common shares
outstanding- Diluted	250,397,061	174,687,585

Index
Note 11 - Income Taxes Payable

Income from continuing operations before income taxes was as follows for the six months ended June 30:

Current:	9/30/2015	12/31/2014
Federal	$0	$0
State	0	0
Total current tax expense	0	0

Tax Payable:
Federal	200,413	200,413
State	24,475	30,475
Total taxes payable	224,888	230,888
Total income tax expense	$0	$67,637

	9/30/2015	12/31/2014
Federal statutory rate	15%	35%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	-41%
Other	0%	0%
Effective tax rate	0%	0%

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

During the year ended December 31, 2014, the Company was relieved of liabilities from loans to Piedmont bank. This debt was assumed by Asif Balagamwala and the Company did not have to repay the loan. Therefore a related party liability was recorded at that time. During the 2015 Asif Balagamwala has increased his note through the advancement of small amounts of working capital.

Additionally, balances and transactions with related parties of the Company consist of the following:

		9/30/2015	12/31/2014

Notes Payable Related Party	Asif Balagamwala	$2,402,226	$2,239,669

TOTAL		$2,402,226	$2,239,669

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

Index
Note 13 - Segment Information (Continued)

The table below illustrates the Company’s results by reporting segment for the nine months ended September 30:

Segment Information
	9/30/2015	9/30/2014
Revenue

Parts	$4,632,095	$4,822,378
Scrap Metal	1,956,912	4,418,974

Total Revenue	$6,589,007	$9,241,352

	9/30/2015	9/30/2014
Product Cost

Parts	$4,235,912	$4,233,165
Scrap Metal	1,123,771	3,250,812

Total Product Cost	$5,359,683	$7,483,977

	9/30/2015	9/30/2014
Net Operating Income

Parts	$(536,215)	$(95,388)
Scrap Metal	188,989	217,761

Total Net Operating Income	$(347,226)	$122,373

Note 14 - Goodwill

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

The carrying amount of goodwill for the as of September 30, 2015 and December 31, 2014:

Goodwill Source	9/30/2015	12/31/2014

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 16 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for all their convertible note with a cumulative balance of $371,990 at September 30, 2015, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $371,990 as of September 30, 2015 and $246,910 as of December 31, 2014.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 127.02% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

Convertible note Derivative Liability at 12/31/14	$246,910

(Gain) Loss on Derivative for the Nine Months Ended September 30, 2015	125,981

Conversions during the period	(189,401)

Derivative liability from new notes	188,500

Convertible note Derivative Liability at 9/30/15	$371,990

Index
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

Index
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

Results of Operations 2015-2014

Analysis of the nine months ended September 30, 2015 and 2014.

		For the Nine Months Ended
		9/30/2015	9/30/2014

	Revenues	$6,589,008	$9,241,352

	Cost of Sales	5,357,237	7,483,977
1)	Wages	662,445	871,795
	Fuel	30,116	40,607
	Depreciation	222,219	113,761
	Maintenance	93,119	72,683
	Tools & Hardware	63,923	41,757
	Supplies	88,092	58,416
2)	Other G & A	417,869	405,983

	Interest expense	(639,840)	(474,745)
	Tax Provisions	0	(34,516)
	Other Income(Expense)	168,648	(53,093)

	NET INCOME	$(817,204)	$(409,981)

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Index
Revenues

For the nine months ended September 30, 2015, revenues were approximately $6,589,008 compared to $9,241,352,for 2014 decreasing by $2,652,344. Most of this decrease is attributable to the lack of available capital to provide enough materials consistently from local suppliers to keep sales at a consistent level.

Cost of Goods Sold

Cost of goods sold decreased to $5,357,237 for the nine months ended September 30, 2015 from $7,483,977 for 2014, a decrease of $2,126,740 Most of this decrease is attributable to weather conditions restricting operational activity and other factors mentioned in sales above.

G & A Expenses

G&A expense decreased to $1,577,783 for the nine months ended September 30, 2015 from $1,605,002 for the nine months ended September30, 2014, an increase of $27,219. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

Other items decreased to a net expense of $471,192 for the nine months ended September 30, 2015 from a net expense of $527,838for the same period last year, resulting in a total net other expense item decrease of $56,646. The majority of other expenses continue to be interest expense of $639,840 in 2015 and $474,745 in 2014, offset by derivative gains of $125,981 in 2015.

Net income (loss)

Net loss was $817,204 for the nine months ended September 30, 2015 from a net loss of $409,981 for the nine months ended September 30, 2014, an increase of $407,223. The increase was mostly the result of decreased sales with increased interest expense from additional borrowings.

Results of Operations 2015-2014

Analysis of the three months ended September 30, 2015 and 2014.

		For the Three Months Ended
		9/30/2014	9/30/2014

	Revenues	$1,914,896	$3,168,357

	Cost of Sales	1,317,230	2,659,217
1)	Wages	188,920	275,483
	Fuel	18,267	15,369
	Depreciation	44,993	26,731
	Maintenance	22,883	22,147
	Tools & Hardware	35,684	27,953
	Supplies	27,169	5,291
2)	Other G & A	33,335	222,475

	Interest expense	(127,554)	(211,396)
	Tax Provisions	0	(17,954)
	Other Income(Expense)	146,760	61,650

	NET INCOME	$245,621	$(254,009)

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages.

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Index

Revenues

For the three months ended September 30, 2015, revenues were approximately $1,914,896 compared to $3,168,357 for 2014 decreasing by $1,253,461. Most of this decrease is attributable to the lack of available capital to provide enough materials consistently from local suppliers to keep sales at a consistent level.

Cost of Goods Sold

Cost of goods sold decreased to $1,317,230 for the three months ended September 30, 2015 from $2,659,217 for 2014, a decrease of $1,341,987 Most of this decrease is attributable to weather conditions restricting operational activity and other factors mentioned in sales above.

G & A Expenses

G&A expense decreased to $370,018 for the three months ended September 30, 2015 from $474,232 for the three months ended September 30, 2014, an decrease of $104,214. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

Other items increased to a net income of $17,973 for the three months ended September 30, 2015 from a net expense of $270,963 for the same period last year, resulting in a total net other expense item increase of $288,936. The majority of other expenses continue to be interest expense of $127,554 in 2015 and $211,396 in 2014.

Net income (loss)

Net Income was $245,621 for the three months ended September 30, 2015 from a net loss of $254,009 for the three months ended September 30, 2014, an increase of $499,630. The increase was mostly the result of derivative gains.

Liquidity and Capital Resources

On September 30, 2015 we had cash and cash equivalents totaling $2,601. At this time, the Company feels this is adequate to fund our operations in the short term future.

The Company has continually restructured its financing over 2015 and 2014 time period reducing cash flow and liquidity requirements and also feels it has access to sufficient unused credit lines to bridge the gap of any cash flow deficiencies. We anticipate seeking additional opportunities through potential acquisitions or investments. This and other such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

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

Index
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

None

Index
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

* Incorporated herein by reference from filings previously made by the Company

Index
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13 day of November 2015.

Greenparts International, Inc.

/s/ Asif M. Balagamwala
CEO/CFO