Form 10-K
period 2015-12-31
Green Parts International, Inc.
filed 2016-04-14
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814 - 00175

Green Parts International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5535892
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

844 Regina DR. Atlanta, GA	30318
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (404) 589-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Over-the Counter

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 based upon the closing price as of such date was $772,106.

As of March 24, 2016, 636,705,875 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Forward Looking Statements

The statements contained in this report other than statements of historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant’s present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant’s future profitability; the uncertainty as to the demand for Registrant’s services; increasing competition in the markets that Registrant conducts business; the Registrant’s ability to hire, train and retain sufficient qualified personnel; the Registrant’s ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant’s ability to develop and implement operational and financial systems to manage its growth. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any changes in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the SEC.

PART I

ITEM 1. BUSINESS

Company History

Green Parts International Inc. was originally incorporated in Georgia under the name of Thrive Development Inc. in 1998. In 2005 the company changed its name to the current Green Parts International Inc. through a reverse merger with Millennium Cellular Inc. a Nevada company incorporated in the State of Nevada on March 19, 1998. Greenparts International formed a working subsidiary in 2009 called Greenparts, Inc. During 2010. Greenparts Inc. formed a wholly owned subsidiary Metal Max LLC. This combined entity of Greenparts International. Inc., its wholly owned subsidiary Greenparts Inc. and its subsidiary Metal Max LLC are now “the Company”. The Company has acquired various asset acquisitions including Booming in 2007 and Milton and US Auto parts in 2012 in an effort to capitalize on the growing need of recycling and turning these materials into multiple revenue streams and expanded distribution which did not impact our financial position in a material way.

Green Parts International is a salvage and reclamation company, dealing expressly with non-landfill materials through sorting, and recycling of its salvaged materials. Green Parts feels high demand for cheaper parts and the need to recycle in today’s world will allow the company, its shareholders, and well-wishers the ability to capitalize on the demand for these products while benefiting the world with a cleaner environment. Millions of vehicles are considered salvaged by individuals and insurance companies, with the ability to have various channels to distribute the products derived from the vehicles, Green Parts maximizes the return for each salvaged vehicle by combining the efforts of the selling of used parts and selling of the rest of the vehicle as scrap material.

Currently the company operates two salvage yards in the Atlanta Georgia area. Both locations allow the resale of auto parts and the sale of raw materials. The bulk of our raw materials is sold out of our 844 Regina Drive, Atlanta GA location and our retail sales are equally split between that location and Jonsboro, GA our other location.

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

Employees

As of December 31, 2015, Green Parts had 9 full time employees and 3 part time employees.

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

The global market and economic conditions during the years 2008 through 2015 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

The economy faces challenges. The government has implemented various measures to curb inflation. If economic growth continues to slow or the economic downturn continues, our business and results of operations may be materially and adversely affected.

We may not maintain sufficient insurance coverage for the risks associated with our business operations.

Risks associated with our business and operations include, but are not limited to, claims for wrongful acts committed by our officers, directors, employees and other representatives, the loss of intellectual property rights, the loss of key personnel and risks posed by natural disasters. Any of these risks may result in significant losses. We do not carry business interruption insurance. In addition, we cannot provide any assurance that our insurance coverage is sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting, beginning with our annual report for fiscal year 2013, which provides a management report on the internal controls over the Company’s financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. When we are required to evaluate our internal control systems to allow management to report on, our independent auditors will have to attest to our internal controls. When required, we will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (the “SEC”) or the NASDAQ Stock Market (“NASDAQ”). Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

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

An active and liquid trading market for our common stock may not develop or be sustainable. Shareholders may be unable to sell shares of common stock at or above their purchase price due to fluctuations in the market price of our common stock. The market price of our Common Stock may fluctuate significantly in response to factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	loss of significant clients or customers;

●	loss of significant strategic relationships;

●	announcements relating to future collaborations or our existing collaborations;

●	our failure to achieve and maintain profitability;

●	changes in earnings estimates and recommendations by financial analysts;

●	changes in market valuations of similar companies;

●	general economic conditions in the United States and abroad;

●	acquisitions and sales of new products, technologies or business;

●	delays

●	actual and anticipated fluctuations in our quarterly operating results;

●	introduction of technological innovations or new products by us or our competitors;

●	deviations in our operating results from the estimates of analysts;

●	the outcome of any future legal actions to which we are a party;

●	sales of our common stock by our officer, director or significant stockholders;

●	frequent, irregular, under market, or large sales of shares of our common stock by any shareholder;

●	additions or departures of key personnel; and

●	external factors, including natural disasters and other crises.

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

During the year, the Company was involved in a number of court proceedings (both as a plaintiff and a defendant) arising in the ordinary course of business. In the opinion of management, there are no current legal proceedings or other claims outstanding, which could have a material effect on the result of operations or financial position of the Company. None of which were deemed material and have not been accrued or disclosed in these financial statements.

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

	Over The Counter Pink Sheets Market(1)
Quarter Ended	High	Low
December 31, 2015	$0.01	$0.00
September 30, 2015	$0.02	$0.00
June 30, 2015	$0.01	$0.00
March 31, 2015	$0.02	$0.00
December 31, 2014	$0.03	$0.01
September 30, 2014	$0.19	$0.03
June 30, 2014	$0.22	$0.05
March 31, 2014	$0.35	$0.06

(1)	Over The Counter Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The transfer agent and registrar for our common stock is Signature Stock Transfer Inc. As of the date of this report, we had approximately 401 shareholders of record, not including those common shares held in street name.

b. Holders.

As of May 16, 2015, there are 63 holders of the Company’s common stock and 1 preferred stock holder.

c. Dividends.

The Company has not issued any dividends.

Green Parts International, Inc. has no plans of paying cash dividends in the future.

Recent Sales of Unregistered Securities and Equity Purchases by Company

February 10, 2015	Asher issued on conversion of convertible note	4,687,500
March 11, 2015	Asher issued on conversion of convertible note	6,691,304
March 11, 2015	Asher issued on conversion of convertible note	8,464,646
March 13, 2015	Asher issued on conversion of convertible note	4,242,424
March 13, 2015	LG Capital issued on conversion of convertible note	5,803,438
March 16, 2015	Asher issued on conversion of convertible note	4,395,838
March 23, 2015	JMJ Financial issued on conversion of convertible note	4,800,000
April 10, 2015	JMJ Financial issued on conversion of convertible note	5,610,000
April 17, 2015	LG Capital issued on conversion of convertible note	3,588,416
April 24, 2015	JMJ Financial issued on conversion of convertible note	6,000,000
April 24, 2015	LG Capital issued on conversion of convertible note	5,535,730
May 6, 2015	LG Capital issued on conversion of convertible note	3,650,648
May 7, 2015	JMJ Financial issued on conversion of convertible note	6,600,000
May 27, 2015	LG Capital issued on conversion of convertible note	5,973,073
June 4, 2015	JMJ Financial issued on conversion of convertible note	2,443,914
June 4, 2015	LG Capital issued on conversion of convertible note	6,443,168
June 11, 2015	LG Capital issued on conversion of convertible note	5,990,346
November 4, 2015	JMJ Financial issued on conversion of convertible note	3,000,000
November 4, 2015	LG Capital issued on conversion of convertible note	1,891,109
November 5, 2015	MH Investments issued on conversion of convertible note	6,173,437
November 16, 2015	JMJ Financial issued on conversion of convertible note	5,000,000
November 16, 2015	MH Investments issued on conversion of convertible note	7,088,020
November 19, 2015	LG Capital issued on conversion of convertible note	5,433,904
November 24, 2015	JMJ Financial issued on conversion of convertible note	5,500,000
November 24, 2015	MH Investments issued on conversion of convertible note	8,679,312
November 25, 2015	LG Capital issued on conversion of convertible note	8,083,100
December 2, 2015	MH Investments issued on conversion of convertible note	8,652,553
December 2, 2015	Vis Vires issued on conversion of convertible note	12,000,000
December 3, 2015	LG Capital issued on conversion of convertible note	8,345,074
December 7, 2015	JMJ Financial issued on conversion of convertible note	8,500,000
December 7, 2015	Vis Vires issued on conversion of convertible note	17,515,464
December 10, 2015	Vis Vires issued on conversion of convertible note	17,512,195
December 11, 2015	JMJ Financial issued on conversion of convertible note	10,017,092
December 15, 2015	LG Capital issued on conversion of convertible note	12,497,832
December 15, 2015	MH Investments issued on conversion of convertible note	8,793,607
December 15, 2015	Vis Vires issued on conversion of convertible note	15,151,515
December 18, 2015	Vis Vires issued on conversion of convertible note	3,469,697
December 21, 2015	Union Capital issued on conversion of convertible note	9,090,909

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-K/A contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

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

The following is a discussion of certain factors affecting Registrant’s results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant’s consolidated financial statements and related notes that are included herein under Item 1 above.

Overview

Greenparts International is a salvage and reclamation company, dealing expressly with non-landfill materials through sorting, recycling, and proper containment and disposal of bio-hazard. Green Parts feels high demand in emerging markets and the need to recycle in today’s world will allow the company, its shareholders, and well-wishers the ability to capitalize on the demand for these products while benefiting the world with a cleaner environment. Millions of vehicles are considered salvaged by individuals and insurance companies, with the ability to have various channels to distribute the products derived from the vehicles, Green Parts maximizes the return for each salvaged vehicle by combining the efforts of the selling of used parts with warranties and selling the rest as scrap material to emerging markets.

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

Regulations

The company does not foresee any substantial changes that could adversely affect the business of the company at this time. The market for the Issuer’s product is intensely competitive. We believe that the principal competitive factors affecting the Issuer’s targeted market are those companies offering auto parts under standard brands, none of-which market uniquely used and recycled environmentally friendly parts. We believe we compete adequately with respect to these factors. The Issuer believes it has a competitive edge in the Company’s diversity as a manufacturer and wholesaler of its unique products.

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

		For the Years Ended
		12/31/2015	12/31/2014

	Revenues	$7,282,983	$12,679,340

	Cost of Sales	5,863,387	10,264,686
1)	Wages	832,112	1,071,332
	Fuel	136,409	141,638
	Depreciation	178,484	174,060
	Maintenance	105,715	116,951
	Tools & Hardware	65,133	42,477
	Supplies	85,522	26,816
	Inventory write down	2,310,439	0
2)	Other G & A	461,110	479,902

	Interest expense	(641,246)	(657,238)
	Tax Provisions	0	0
	Other Income(Expense)	47,456	(394,595)

	NET INCOME	$(3,349,118)	$(690,355)

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages.

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Results of Operations 2015-2014

Analysis of the years ended December 31, 2015 and 2014.

Revenues

For the years ended December 31, 2015, revenues were approximately $7,282,983 compared to $12,679,340 for the years ended December 31, 2014, decreasing by $5,396,357. The company’s inability to secure financing for working capital combined with pricing pressures have reduced sales.

Cost of Goods Sold

Cost of goods sold decreased to $5,863,387 for the year ended December31, 2015 from $10,264,686 for the year ended December 31, 2014, a decrease of $4,401,299. Our cost of sales ratios have remained constant with the increases being a product of our decreased sales volume for the year.

G & A Expenses

G&A expense increased to $4,154,643 for the year ended December 31, 2015 from $2,053,176 for the year ended December 31, 2014, an increase of $2,101,467. The Company costs have remained relatively constant with the major change being a write off of inventory for $2,310,439. During 2015 inventory was adjusted based on obsolete, slow moving items with decreasing sales as well as lower market price adjustments below cost. The Company has managed to decrease other cost in proportion to its overall sales decrease.

Other income and expenses

Other items decreased to a net expense of $614,071 for the year ended December 31, 2015 from a net expense of $1,051,883 for the year ended December 31, 2014, resulting in a total net other expense item decrease of $437,762. The major change here was a decrease in derivative liability if $178,858 and an increase in derivative expenses.

Net income (loss)

Net Income decreased to a loss of $3,349,118 for the year ended December 31, 2015 from a net loss of $690,355 for the year ended December 31, 2014, an increase of $2,658,763. This increase was mostly the result of onetime items general and administrative cost.

Liquidity and Capital Resources

On December 31, 2015 we had cash and cash equivalents totaling $40,692. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures.

●	we have no audit committee.

●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Term	Position
Asif M. Balagamwala	41	2002 -Current	Pres/Sec/Treas/CEO/CFO/CAO, Dir.

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

Green Parts International, Inc. has determined that Asif M. Balagamwala is a financial expert as defined by Section 407 of The Sarbanes-Oxley Act of 2002. However, Mr. Balagamwala is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his capacity as a member of the audit committee, our board of directors or any other board committee:

●	Accept directly or indirectly any consulting, advisory or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

●	Be an affiliated person of the issuer or any subsidiary thereof.

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

	Annual Compensation
				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total ($)

Asif M. Balagamwala	2015	$120,000	$—	$—	$—	$120,000
Chief Executive Officer	2014	$120,000	$—	$—	$—	$120,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2015, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially 10% or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address	Amount of Beneficial Ownership(1)		Percentage of Class %

ASIF M BALAGAMWALA 6705 DOGWOOD PT LANE TUCKER CA 30084	20,856,364		5.74

GREEN PARTS INC % ASIF BALAGAM-GREENPARTS INTL 490 RALPH DAVID ABARNATHY BLVD ATLANTA GA 30312	18,000,000	(2)	4.95

All directors and officers as a group (7 persons)	38,856,364		10.69

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)	Beneficial interest held by Asif M. Balagamwala.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws.

The following table sets forth ownership of our Series “a” super voting Preferred Stock. Each Preferred Share comes with voting rights equal to 100 shares of our common stock.

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

During the past year December 31, 2014, the Company was relieved of liabilities from loans to Piedmont bank. This debt was assumed by Asif Balagamwala and the Company did not have to repay the loan. Therefore a related party liability was recorded at that time.

Additionally, balances and transactions with related parties of the Company consist of the following:

		12/31/2015	12/31/2014

Notes Payable Related Party	Asif Balagamwala	$2,239,669	$2,239,669
Notes Payable Related Party	Other	162,557	0

TOTAL		$2,402,226	$2,239,669

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by Scrudato & Co., PA for services performed during our last two fiscal years.

	Years Ended December 31,
	2015	2014
Audit fees(1)	$15,000	$16,000
Tax fees(2)	0	0
All other fees(3)	0	0

	$15,000	$16,000

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended December 31, 2014 and 2013

2. List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ASIF M. BALAGAMWALA	President and Chief Executive Officer	April 14, 2016
Asif M. Balagamwala	(Principal Executive Officer) Chief Financial Officer (Principal Financial and Accounting Officer) Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Greenparts International, Inc.

We have audited the accompanying balance sheet of Greenparts International, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and December 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenparts International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations, stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the Company will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
April 1, 2016

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED BALANCE SHEETS

	12/31/2015	12/31/2014
	Audited	Audited
Assets
Current assets
Cash	$40,692	$24,545
Accounts receivable , net	25,643	395,598
Inventory, net	1,624,201	3,638,976
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	48,660	48,660
Deposits	192,773	137,773
Other current assets	72,406	162,498
Total Current Assets	2,064,375	4,468,050
Property, plant and equipment, net	2,253,700	2,475,528
Goodwill	600,371	600,371
Note receivable - net of currrent portion	85,000	100,000
Deferred Finance Cost - net of current portion	120,367	341,911
Total Assets	$5,123,813	$7,985,860

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$364,914	$546,557
Environmental liabilities	100,000	100,000
Taxes Payable	0	224,888
Notes payable - current portion net of discount	3,704,995	3,707,943
Derivative liability	420,693	246,910
Total Current Liabilities	4,590,602	4,826,298
Notes Payable - net of current portion	21,228	42,429
Notes Payable - related parties	2,402,226	2,239,669
Total Liabilities	7,014,056	7,108,396
Commitments and Contingencies (Note 9)
Greenparts International. Inc. (“GNPT”) shareholders’ equity
Preferred Stock 100,000,000 authorized at $.001 par value shares issued and outstanding 3,000,000 and 3,000,000 at December 31, 2015 and December 31, 2014	3,000	3,000
Common Stock 1,960,000,000 authorized at $0.001 par value; shares issued and outstanding 363,318,084 and 73,357,364 at December 31, 2015 and December 31, 2014	363,318	73,357
Additional paid-in capital	3,666,760	3,375,310
Retained earnings	(5,923,321)	(2,574,203)
Total equity	(1,890,243)	877,464
Total liabilities and equity(Deficit)	$5,123,813	$7,985,860

“The accompanying notes are an integral part of these consolidated financial statements.”

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	12/31/2015	12/31/2014
	Audited	Audited

Sales	$7,282,983	$12,679,340

Cost of Sales	5,863,387	10,264,686

Gross profit	1,419,596	2,414,654

Operating expenses	4,154,643	2,053,176

Net income from operations	(2,735,047)	361,478

Other income(expense)
Gain(loss) on Derivative contract	16,672	(162,186)
Other Income(expense)	10,503	(232,409)
Interest expense	(641,246)	(657,238)
Total Other Income (Expense)	(614,071)	(1,051,833)

Income from continuing operations before income taxes	(3,349,118)	(690,355)

Income taxes	0	0

Net income	$(3,349,118)	$(690,355)

Basic and Diluted income per share
Basic income per share	(0.0204)	(0.0103)
Diluted income per share	(0.0033)	(0.0034)

Weighted average number of shares
Outstanding basic	163,863,978	66,890,435
Outstanding diluted	1,001,613,978	205,023,728

“The accompanying notes are an integral part of these consolidated financial statements.”

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	12/31/2015	12/31/2014
	Audited	Audited
Cash fows from operating activities
Net income (loss) from continuing operations	$(3,349,118)	$(690,355)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	221,828	174,060
Accretion of debt discount	231,102	44,998
(Gain) loss on asset disposal	(43,334)	0
(Gain) loss on derivative liability	(20,289)	162,186
Dgain on debt conversions	(16,672)	0
(Increase) decrease in accounts receivable	369,955	(342,299)
(Increase) decrease in inventory	2,014,775	(872,575)
(Increase) decrease in other assets	256,636	(261,922)
Increase (decrease) in accounts payable	(69,643)	246,576
Increase (decrease) in net income tax payable	(224,888)	(6,000)
Net cash used in operating activities	(629,648)	(1,545,331)
Cash flows from investing activities
Purchase fixed assets	0	(297,753)
Net cash provided(used) by investing activities	0	(297,753)
Cash flows from financing activities
Payments on notes payable	(24,149)	(1,982,984)
Payments on long term lease obligations	(36,279)	(32,122)
Payments received on note receivable	15,000	60,000
Proceeds from borrowings related partyt	162,557	0
Net Proceeds from borrowings	528,666	3,765,731
Net cash provided(used) by financing activities	645,795	1,810,625
Net increase(decrease) in cash	16,147	(32,459)

Cash, beginning of period	24,545	57,004

Cash, end of period	$40,692	$24,545

“The accompanying notes are an integral part of these consolidated financial statements.”

F-4

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	For the Years Ended
	12/31/2015	12/31/2014
	Audited	Audited

Supplemental disclosure of cash flow information

Interest paid	$120,662	$285,126
Income taxes paid	$0	$0

Supplemental disclosure of non-cash activities

Debt repayment though stock issuance	$298,729	$32,000
Common stock issued for services	$0	$0

“The accompanying notes are an integral part of these consolidated financial statements.”

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2014 THROUGH DECEMBER 31, 2015(Audited)

	Common stock		Preferred stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
							(Audited)
Balance at 31-Dec-13	64,618,604	64,619	3,000,000	3,000	3,330,850	(1,883,848)	1,514,621

Beneficial conversion on convertible notes	8,738,760	8,738	0	0	44,460	0	53,198

Net loss for the year ended December 31, 2014	0	0	0	0	0	(690,355)	(690,355)

Balance at 31-Dec-14	73,357,364	$73,357	3,000,000	$3,000	$3,375,310	$(2,574,203)	$877,464

Conversion od debt for common stock	289,960,720	289,961	0	0	291,450	0	581,411

Net loss for the year ended December 31, 2015	0	0	0	0	0	(3,349,118)	(3,349,118)

Balance at 31-Dec-15	363,318,084	$363,318	3,000,000	$3,000	$3,666,760	$(5,923,321)	$(1,890,243)

“The accompanying notes are an integral part of these consolidated financial Statements”

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

Note 1 - Company Background

The consolidated financial statements include Greenparts International, Inc.(“GNPT”), Greenparts, Inc., and Metal Max Recycling, LLC, and are referred collectively herein as “the Company”. Incorporated on March 19, 1998 in the state of Nevada as Millennium Cellular Inc. The Company later became Thrive Development, Inc., and then Greenparts International, Inc. Company’s principal activities include processing of salvage vehicles and trucks and other scrap material for the purpose of recycling of metals, selling used parts and rebuilding of vehicles for resale. The Company’s manufacturing facilities are primarily based in the vicinity of Atlanta, Georgia.

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

Inventory

A salvage vehicle product is a recycled vehicle part suitable for sale as a replacement part. A core is a recycled mechanical part that is not suitable for sale as a replacement part without further remanufacturing work. Salvage inventory and cores are recorded at the lower of cost or market using weighted average method. Cost is established based upon the price the Company pays for a vehicle. Scrap inventory is inventory that is considered for the purpose of recycling by mills that process metals. For all inventory, carrying value is reduced regularly to reflect the age of the inventory and current anticipated demand. If actual demand differs from management estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made. During 2015 inventory was adjusted based on obsolete, slow moving items with decreasing sales as well as lower market price adjustments below cost.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2015, and 2014.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of December 31, 2015 and December 31, 2014.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at December 31, 2015 was 1,900,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 363,318,084 thousand common stocks.

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

Note 4 - Inventories

	12/31/2015	12/31/2014

Processed and unprocessed scrap metal	$506,250	$1,154,617
Finished goods - parts	1,117,951	2,484,359

Inventories, net	$1,624,201	$3,638,976

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	12/31/2015	12/31/2014

Machinery and equipment	$2,883,387	$2,948,388
Land and building	135,000	135,000
Improvements	258,198	258,198
Property, plant and equipment, gross	3,276,585	3,341,586
Less: accumulated depreciation	(1,022,885)	(866,058)
Property, plant and equipment, net	$2,253,700	$2,475,528

Note 6 - Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	12/31/2015	12/31/2014

Nine month convertible note with 8% stated interest rate, maturity date of April 17, 2016 and shares convert at 60% of market. This is recorded net of debt discount of $22,500.	$22,500	$0

Working capital loan unsecured with an interest rate of 18%, unsecured and payable on demand.	82,901	80,794

Working capital loan unsecured with an interest rate of 22%, unsecured and payable on demand.	54,058	0

Nine month convertible note with 8% stated interest rate, maturity date of January 5, 2016 and shares convert at 60% of market. This is recorded net of debt discount of $1,844.	5,156	0

Equipment loan secured by Company Loader with an interest rate of 8%, and is fully amortizing with principal payments of $1,580 per month.	68,794	87,888

Bank revolving line of credit with maximum $500, 000 limit. Annual interest rate at 6.5%, secured by equipment	460,815	473,377

Note agreement for machine parts with no stated interest rate and a maturity date of February 1, 2013. The lender has confirmed this note is not considered in default.	0	32,927

Capital lease obligations secured by fencing equipment with a maturity date of June 1, 2015.	0	15,078

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	40,812	62,013

Bank working capital loan unsecured with an interest rate of 12%, and and is payable on demand.	83,269	50,000

Six month convertible note with 8% stated interest rate, maturity date of June 18, 2016 and shares convert at 60% of market. This is recorded net of debt discount of $127,575.	42,525	0

Nine month convertible note with 8% stated interest rate, maturity date of April 7, 2016. Shares convert at 40% of market value. This note is recorded net of debt discount of $12,830.	31,420	44,250

On March 27, 2014, the Company secured a senior note secured line of credit facility for a maximum amount of $10 million. On September 11, 2014, the Company has drawn $2.3 million credit facility with the six months renewable maturity at 15% interest. This note is secured by Company assets .	2,212,360	2,283,438

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded is fully amortized.	50,000	8,337

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This note has been converted to common stock.	0	13,056

On August 2014, the Company entered into an Accounts Receivables Advance Agreement for the advance amount of $700 thousand with the 12 months maturity at 15% interest payable in daily installments of $3,096. Such credit facility is secured by the Company’s tangible and intangible assets.	546,613	574,214

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note has been fully amortized.	25,000	25,000

Total Notes Payable	3,726,223	3,750,372

Less Current Portion	3,704,995	3,707,943

Long Term Notes Payable	$21,228	$42,429

Note 7 - Business Combinations

During fiscal 2015 and 2014, the Company did not make any acquisitions:

The acquisition completed in fiscal 2013 was not material to the Company’s financial position or results of operations. Pro forma operating results for the fiscal 2013 acquisition is not presented, since the aggregate results would not be significantly different than reported results.

Note 8 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $160,000 in notes receivable as of December 31, 2015 $60,000 current and $85,000 long term, and $220,000 in notes receivable at December 31, 2014, $60,000 current and $100,000 long term.

Note 9 - Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of December 31, 2015:

Non Related Party Long Term Commitments

		Capital
Twelve		Lease
months ending	Debt	Obligations	Total

12/31/2016	$3,685,411	$19,584	$3,704,995
12/31/2017	0	19,584	19,584
12/31/2018	0	1,644	1,644
12/31/2019	0	0	0
12/31/2020 & Beyond	0	0	0

Totals	$3,685,411	$40,812	$3,726,223

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

Legal Proceedings

During the year, the Company was involved in a number of court proceedings (both as a plaintiff and a defendant) arising in the ordinary course of business. In the opinion of management, there are no current legal proceedings or other claims outstanding, which could have a material effect on the result of operations or financial position of the Company. None of which were deemed material and have not been accrued or disclosed in these financial statements.

Note 10 - Net Income Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the years ended December 31:

	12/31/2015	12/31/2014

Net Income (Loss)	$(3,349,118)	$(690,355)

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	163,863,978	66,890,435
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	837,750,000	138,133,293
Weighted-average common shares outstanding- Diluted	1,001,613,978	205,023,728

Note 11 - Income Taxes Payable

Income from continuing operations before income taxes was as follows for the years ended December 31:

	12/31/2015	12/31/2014

Net Operating Loss carryforward	(5,923,321)	(2,574,203)
Deferred Tax	(2,013,929)	(875,229)
Valuation allowance	2,013,929	875,226
Total deferred tax asset	$0	$0

	12/31/2015	12/31/2014
Federal statutory rate	15%	15%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	0%
Other	0%	0%
Effective tax rate	0%	0%

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

Additionally, balances and transactions with related parties of the Company consist of the following:

		12/31/2015	12/31/2014

Notes Payable Related Party	Asif Balagamwala	$2,239,669	$113,700

TOTAL		$2,239,669	$298,700

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

The table below illustrates the Company’s results by reporting segment for the years ended December 31:

Segment Information

	12/31/2015	12/31/2014
Revenue

Parts	$5,200,028	$6,697,885
Scrap Metal	2,082,955	5,981,455

Total Revenue	$7,282,983	$12,679,340

	12/31/2014	12/31/2014
Product Cost

Parts	$4,694,564	$5,879,184
Scrap Metal	1,168,823	4,385,502

Total Product Cost	$5,863,387	$10,264,686

	12/31/2015	12/31/2014
Net Operating Income

Parts	$(2,575,014)	$(269,482)
Scrap Metal	(590,467)	630,960

Total Net Operating Income	$(3,165,481)	$361,478

Note 14 - Goodwill

In the fourth quarter of fiscal 2015, the Company performed its annual goodwill impairment testing by comparing the fair value of each reporting unit with its carrying value, including goodwill.

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

The carrying amount of goodwill for the years ended December 31, 2015 and 2014:

Goodwill Source	12/31/2015	12/31/2014

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 15 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for all their convertible note with a cumulative balance of $420,693 and $246,910 at December 31, 2015 and 2014, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $420,693 as of December 31, 2015 and $246,910 as of December 31, 2014. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.75 years; (2) a computed volatility rate of 127.02% (3) a discount rate of 0.12% and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

Convertible note Derivative Liability at 12/31/14	$246,910

(Gain) Loss on Derivative for the Year Ended December 31, 2014	(20,289)

Conversions during the period	(298,729)

Derivative liability from new notes	492,801

Convertible note Derivative Liability at 12/31/15	$420,693

Note 16 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has consistently incurred operating losses, and as of December 31, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. At year-end management was in process of finalizing $5 Million (see Note 17) refinance package. After securing this package the current liquidity gap of approximately -$2.5 Million turned into a positive current liquidity gap of approximate +$1.2 Million. This event along with other plans and initiatives, management believes the company is able to continue as an ongoing concern in foreseeable future.

Note 17 - Subsequent Events

On January 7, 2016, as a prerequisite to the $5,000,000 refinance package, Green Parts International, Inc. President Asif Balag a mwala transferred to the company from his personal holdings, two properties with an appraised value of more than $2,500,000. By doing so the company was able to enter a 25-year term rather than a 10-year term on the loan.

On January 7, 2016, Green Parts International, Inc. completed a $5,000,000 refinance package at Prime plus 2.75%. The package reduced the company’s debt (principle and interest) expense by approximately 75%. The loan proceeds also resolved all pending creditor litigations and various short-term loan obligations were paid.

Type of Loan: SBA 25 Year term prime plus 2.75

Use of Proceeds:

I)	$1,021,257.49 in working capital (working capital can be only used for day to day operations expenses only).

a. $630,000 of the working capital portion will be in reserve for 12 months

b. $268,107 was used for closing cost items

II)	$3,971,892.30 was used to refinance current debt, along with adding additional collateral for the new lender.

