Form 10-Q
period 2016-03-31
Green Parts International, Inc.
filed 2016-05-23
CIK 1577898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(404) 589-8000

(Registrant’s telephone number, including area code)

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

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

As of May 10, 2016 the registrant had 879,176,485 shares of common stock outstanding.

Green Parts International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED BALANCE SHEETS

	3/31/2016	12/31/2015
	“Unaudited”	“audited”
Assets
Current assets
Cash	$7,223	$40,692
Restricted cash deposits	654,275	0
Accounts receivable , net	46,210	25,643
Inventory, net	1,710,200	1,624,201
Note Receivable - Current portion	60,000	60,000
Deferred Finance Cost - current portion	8,196	48,660
Deposits	192,773	192,773
Other current assets	154,279	72,406
Total Current Assets	2,833,156	2,064,375
Property, plant and equipment, net	4,409,790	2,253,700
Goodwill	600,371	600,371
Note receivable - net of current portion	85,000	85,000
Deferred Finance Cost - net of current portion	207,173	120,367
Total Assets	$8,135,490	$5,123,813

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$364,994	$364,914
Environmental liabilities	100,000	100,000
Taxes Payable	0	0
Notes payable - current portion net of discount	1,491,243	3,704,995
Derivative liability	672,614	420,693
Total Current Liabilities	2,628,851	4,590,602
Notes Payable - net of current portion	4,895,956	21,228
Notes Payable - related parties	2,441,700	2,402,226
Total Liabilities	9,966,507	7,014,056
Commitments and Contingencies (Note 9)
Greenparts International. Inc. (“GNPT”) shareholders’ equity
Preferred Stock 100,000,000 authorized at $.001 par bvalue shares issued and outstanding 3,000,000 and 3,000,000 at March 31, 2016 and December 31, 2015	3,000	3,000
Common Stock 2,960,000,000 authorized at $0.001 par value; shares issued and outstanding 679,249,435 and 363,318,084 at March 31, 2016 and December 31, 2015	677,249	363,318
Additional paid-in capital	3,666,760	3,666,760
Retained earnings	(6,178,026)	(5,923,321)
Total equity	(1,831,017)	(1,890,243)
Total liabilities and equity(Deficit)	$8,135,490	$5,123,813

“The accompanying notes are an integral part of these consolidated financial statements.”

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	3/31/2016	3/31/2015
	“Unaudited”	“Unaudited”

Sales	$781,664	$1,989,184

Cost of Sales	612,810	1,778,117

Gross profit	168,854	211,067

Operating expenses	425,174	619,580

Net income from operations	(256,320)	(408,513)

Other income(expense)
Derivative expense	(107,314)	11,385
Amortization of debt discount	(203,542)	0
Other Income(expense)	741,613	0
Gain(loss) on derivative liability	(125,586)	0
Interest expense	(303,556)	(229,388)
Total Other Income (Expense)	1,615	(218,003)

Income from continuing operations before income taxes	(254,705)	(626,516)

Income taxes	0	(1,233)

Net income	$(254,705)	$(627,749)

Basic and Diluted income per share
Basic income per share	(0.0004)	(0.0062)
Diluted income per share	(0.0004)	(0.0062)

Weighted average number of shares
Outstanding basic	575,661,481	100,976,627
Outstanding diluted	575,661,481	100,976,627

“The accompanying notes are an integral part of these consolidated financial statements.”

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	3/31/2016	3/31/2015
	“Unaudited”	“Unaudited”
Cash flows from operating activities
Net income (loss) from continuing operations	$(254,705)	$(659,249)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	43,910	43,515
Accretion of debt discount	203,542	17,254
(Gain) loss on derivative liability	232,900	(11,385)
Gain on debt settlements	(741,613)	0
(Increase) decrease in accounts receivable	(20,567)	22,757
(Increase) decrease in inventory	(85,999)	109,170
(Increase) decrease in other assets	(128,215)	(93,863)
Increase (decrease) in accounts payable	80	426,420
Net cash used in operating activities	(750,667)	(145,381)
Cash flows from investing activities
Purchase fixed assets	(2,200,000)	0
Net cash provided(used) by investing activities	(2,200,000)	0
Cash flows from financing activities
Payments on notes payable	(2,476,657)	(106,625)
Payments on long term lease obligations	(40,812)	(8,156)
Payments received on note receivable	0	15,000
Proceeds from borrowings related party	39,474	0
Net Proceeds from borrowings	5,395,193	470,000
Net cash provided(used) by financing activities	2,917,198	370,219
Net increase(decrease) in cash	(33,469)	224,838

Cash, beginning of period	40,692	57,004

Cash, end of period	$7,223	$281,842

“The accompanying notes are an integral part of these consolidated financial statements.”

5

GREENPARTS INTERNATIONAL. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	For the Three Months Ended
	3/31/2016	3/31/2015
	“Unaudited”	“Unaudited”

Supplemental disclosure of cash flow information

Interest paid	$134,529	$120,662
Income taxes paid	$0	$0

Supplemental disclosure of non-cash activities

Debt repayment though stock issuance	$94,647	$298,729
Common stock issued for services	$0	$0

“The accompanying notes are an integral part of these consolidated financial statements.”

GREENPARTS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND 2015

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

Cash and Cash Equivalents

Cash comprise cash in hand and cash held on demand with banks. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. presented in in US Dollars.

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

Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the periods ended March 31, 2016, and 2015.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two operating segments as of March 31, 2016 and 2015.

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

Note -2- Summary of Significant Accounting Policies (Continued)

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Greenparts International Inc. at March 31, 2016 was 2,960,000,000 thousand shares with a nominal value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 677,249,435 thousand common stocks.

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

Note 4 - Inventories

	3/31/2016	12/31/2015

Processed and unprocessed scrap metal	$161,250	$506,250
Finished goods - parts	1,548,950	1,117,951

Inventories, net	$1,710,200	$1,624,201

Note 5 - Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation consist of the following:

	3/31/2016	12/31/2015

Machinery and equipment	$2,883,387	$2,883,387
Land and building	135,000	135,000
Improvements	258,198	258,198
Land	2,200,000	0
Property, plant and equipment, gross	5,476,585	3,276,585
Less: accumulated depreciation	(1,066,795)	(1,022,885)
Property, plant and equipment, net	$4,409,790	$2,253,700

Note 6 - Bank Loans and Long-Term Leases

Bank Loans and Long-Term Leases

Notes payable consist of the following for the periods ended;	3/31/2016	12/31/2015

Nine month convertible note with 8% stated interest rate, maturity date of April 17, 2016 and shares convert at 50% of market. This is recorded net of debt discount of $22,500.	$39,800	$22,500

Working capital loan unsecured with an interest rate of 18%, unsecured and payable on demand.	0	82,901

Working capital loan unsecured with an interest rate of 22%, unsecured and payable on demand.	101,981	54,058

Nine month convertible note with 8% stated interest rate, maturity date of January 5, 2016 and shares convert at 30% of market. This is recorded net of debt discount of $1,844.	7,000	5,156

Equipment loan secured by Company Loader with an interest rate of 8%, and is fully amortizing with principal payments of $1,580 per month.	0	68,794

Bank revolving line of credit with maximum $500, 000 limit. Annual interest rate at 6.5%, secured by equipment	460,815	460,815

Term note with maturity at January 5, 2041 with an SBA secured lendor, secured with various company assets with an interest rate of prime plus 2.75% amortizing with principal and interest over twenty five years.	4,993,604	0

Twelve month convertible note with 8% stated interest rate, maturity date of February 8, 2017 and shares convert at 50% of market. This note has been converted to common stock.	210,000	0

Capital lease obligations secured by weighting equipment with a maturity date of June 1, 2017.	0	40,812

Note 6 - Bank Loans and Long-Term Leases (Continued)

Bank working capital loan unsecured with an interest rate of 12%, and and is payable on demand.	0	83,269

Six month convertible note with 8% stated interest rate, maturity date of June 18, 2016 and shares convert at 60% of market. This is recorded net of debt discount of $127,575.	127,364	42,525

Nine month convertible note with 8% stated interest rate, maturity date of April 7, 2016. Shares convert at 40% of market value. This note is recorded net of debt discount of $12,830.	0	31,420

On March 27, 2014, the Company secured a senior note secured line of credit facility for a maximum amount of $10 million. On September 11, 2014, the Company has drawn $2.3 million credit facility with the six months renewable maturity at 15% interest. This note is secured by Company assets .	550,000	2,212,360

Twelve month convertible note with 8% stated interest rate, maturity date of March 1, and shares convert at 60% of market. This is recorded is fully amortized.	41,289	50,000

Twelve month convertible note with 8% stated interest rate, maturity date of January 19, 2017 and shares convert at 60% of market. This note has been converted to common stock.	60,193	0

On August 2014, the Company entered into an Accounts Receivables Advance Agreement for the advance amount of $700 thousand with the 12 months maturityat 15% interest payable in daily instalments of $3,096. Such credit facility is secured by the Company’s tangible and intangible assets.	0	546,613

Twelve month convertible note with 12% stated interest rate, maturity date of October 31, 2014. Initial proceeds were $25,000, shares convert at $0.25 per share. This note has ben fully amortized.	25,000	25,000

Total Notes Payable	6,617,046	3,726,223

Less Current Portion	1,491,243	3,704,995

Long Term Notes Payable	$5,125,803	$21,228

Note 7 - Note Receivable

During the 2012 the company sold the assets of a business Booming (Valencia Motors LLC) which was previously acquired in 2007. The remaining items that were sold were not material to the Company and therefore no additional detail is provided. The sale was for $425,000 in the form of a note which included $30,000 paid down and a note for the balance. There was $145,000 in notes receivable as of March 31, 2016 $60,000 current and $85,000 long term, and $220,000 in notes receivable at December 31, 2015, $60,000 current and $100,000 long term.

Note 8 – Commitments and Contingencies

Commitments

The table below sets forth the Company’s future minimum obligations under non-cancelable operating leases as of March 31, 2016:

Non Related Party Long Term Commitments

Twelve months ending	Debt	Capital Lease Obligations	Total

3/31/2017	$1,491,243	$0	$1,491,243
3/31/2018	89,523	0	89,523
3/31/2019	95,518	0	95,518
3/31/2020	101,916	0	101,916
3/31/2021 & Beyond	4,608,999	0	4,608,999

Totals	$6,387,199	$0	$6,387,199

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

Note 10 – Net Income per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to GNPT for the three months ended March 31, 2016 and 2015:

	3/31/2016	3/31/2015

Net Income (Loss)	$(254,705)	$(627,749)

Weighted-average common shares outstanding basic:

Weighted-average common stock basic	575,661,481	163,863,978
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	1,905,604,769	837,750,000

Weighted-average common shares outstanding- Diluted	2,481,266,250	1,001,613,978

Note 11 – Income Taxes Payable

Income from continuing operations before income taxes was as follows for the nine months ended March 31:

	3/31/2016	12/31/2015

Net Operating Loss carryforward	(6,178,026)	(5,923,321)
Deferred Tax	(2,100,529)	(2,013,929)
Valuation allowance	2,100,529	2,013,929
Total deferred tax asset	$0	$0

	3/31/2016	12/31/2015
Federal statutory rate	15%	15%
State taxes, net of credits	6%	6%
Foreign income taxed at different rates	0%	0%
Section 199 deduction	0%	0%
Other	0%	0%
Effective tax rate	0%	0%

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

Related parties may enter into transactions which unrelated parties might not, and transactions between related parties may not be effected on the same terms, conditions and amounts as transactions between unrelated parties. The Company bought land that was owned by its president that its main operating facility operated on at fair market value during January 2016 . This also allowed the Company to refinance some its debt into long term monthly amoertizations.

Also, during the 2016 Asif Balagamwala has increased his note through the advancement of small amounts of working capital.

Additionally, balances and transactions with related parties of the Company consist of the following:

		3/31/2016	12/31/2015

Notes Payable Related Party	Asif Balagamwala	$2,279,143	$2,239,669
Notes Payable Related Party	Other	162,557	162,557

TOTAL		$2,441,700	$2,402,226

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

Note 13 – Segment Information (Continued)

The table below illustrates the Company’s results by reporting segment for the three months endedMarch 31:

	3/31/2016	3/31/2015
Revenue

Parts	$663,947	$1,099,232
Scrap Metal	117,717	889,952

Total Revenue	$781,664	$1,989,184

	3/31/2016	3/31/2015
Product Cost

Parts	$520,085	$1,138,388
Scrap Metal	92,725	639,729

Total Product Cost	$612,810	$1,778,117

	3/31/2016	3/31/2015
Net Operating Income

Parts	$(217,280)	$(381,539)
Scrap Metal	(39,039)	(26,974)

Total Net Operating Income	$(256,319)	$(408,513)

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

The carrying amount of goodwill for the as of March 31, 2016 and December 31, 2015:

Goodwill Source	3/31/2016	12/31/2015

Samson	$560,371	$560,371
Booming	0	40,000
Jonsboro:	40,000	0
Impairment Charges	0	0

Total Goodwill	$600,371	$600,371

Note 16 - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for all their convertible note with a cumulative balance of $67,614 at March 31, 2016, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model. The result of the valuation is a derivative liability in the amount of $672,614 as of March 31, 2016 and $420,693 as of December 31, 2015. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of the note; (2) a computed 180 day volatility rate (3) a discount rate per note agreement and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. It was determined there was sufficient share authorization for all instruments.

Convertible note Derivative Liability at 12/31/15	$420,693

(Gain) Loss on Derivative for the Three Month Ended March 31, 2016	125,586

Conversions during the period	(251,172)

Derivative liability from new notes	377,507

Convertible note Derivative Liability at 3/31/16	$672,614

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

Results of Operations 2016-2015

Analysis of the three months ended March 31, 2016 and 2015

		For the Three Months Ended
		3/31/2016	3/31/2015

	Revenues	$781,664	$1,989,184

	Cost of Sales	612,810	1,778,117
1)	Wages	175,943	290,886
	Fuel	1,217	6,825
	Depreciation	43,910	43,515
	Maintenance	10,046	27,701
	Tools & Hardware	1,362	3,387
	Supplies	2,259	10,036
2)	Other G & A	190,436	222,445

	Interest expense	(303,556)	(229,388)
	Tax Provisions	0	(1,233)
	Other Income(Expense)	305,170	(3,400)

	NET INCOME	$(254,705)	$(627,749)

1) Wages includes all wages, including subcontractor cost and commissions, general, administrative and operating wages .

2) Other G&A expenses include travel, entertainment, supplies, postage and other general & administrative expenses incurred in the day to day operations of the Company.

Revenues

For the three months ended March 31, 2016, revenues were approximately $781,664 compared to $1,914,896 for 2015 decreasing by $1,207,520. Most of this decrease is attributable to the lack of available capital to provide enough materials consistently from local suppliers to keep sales at a consistent level.

Cost of Goods Sold

Cost of goods sold decreased to $612,810 for the three months ended March 31, 2016 from $1,778,117 for 2015, a decrease of $1,165,307 Most of this decrease is attributable to weather conditions restricting operational activity and other factors mentioned in sales above.

G & A Expenses

G&A expense decreased to $425,174 for the three months ended March 31, 2016 from $619,580 for the three months ended March 31, 2015, an decrease of $194,406. The Company cost have remained relatively constant with the major line items here being our labor, maintenance and depreciation cost.

Other income and expenses

Other items decreased to a net income of $1,615 for the three months ended March 31, 2016 from a net expense of $218.003 for the same period last year, resulting in a total net other expense item increase of $219,618. The majority of other expenses continue to be interest expense of $303,556 in 2016 and $229,388 in 2015.

Net income (loss)

Net Loss was $254,705 for the three months ended March 31, 2016 from a net loss of $627,749 for the three months ended March 31, 2015, an increase of $499,630. The increase was mostly the result of derivative gains.

Liquidity and Capital Resources

On March 31, 2016 we had cash and cash equivalents totaling $7,223. At this time, the Company feels this is adequate to fund our operations in the short term future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting Company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide information under this item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

ITEM 1A. RISK FACTORS

We are a “smaller reporting Company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

January 4, 2016	Unon Capital LLC issued on conversion of convertible note	33,079,567
January 14, 2016	Unon Capital LLC issued on conversion of convertible note	39,431,960
January 25, 2016	Unon Capital LLC issued on conversion of convertible note	30,249,880
January 29, 2016	Unon Capital LLC issued on conversion of convertible note	32,294,560
February 11, 2016	Unon Capital LLC issued on conversion of convertible note	40,192,880
February 22, 2016	MH Investments issued on conversion of convertible note	21,084,932
February 22, 2016	Crown Bridgel issued on conversion of convertible note	25,000,000
March 2, 2016	Unon Capital LLC issued on conversion of convertible note	40,359,467
March 7, 2016	JMJ Financial issued on conversion of convertible note	28,340,000
March 23, 2016	Unon Capital LLC issued on conversion of convertible note	40,543,560

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

* Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23 day of May 2016.

Greenparts International, Inc.

/s/ Asif M. Balagamwala
CEO/CFO

